Form 10-Q
period 2021-06-30
Mountain Crest Acquisition Corp. III
filed 2021-08-23
CIK 1853775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 23, 2021, there were 7,051,084 shares of the Company’s common stock, $0.0001 par value per share issued and outstanding.

i

PART 1 – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Mountain Crest Acquisition Corp. III

CONDENSED BALANCE SHEET

June 30, 2021
(Unaudited)
ASSETS
ASSETS
Cash	$462,247
Prepaid expenses and other current assets	63,250
Marketable securities held in trust account	54,172,321
TOTAL ASSETS	$54,697,818

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$1,000
Franchise taxes payable	24,800
Deferred underwriting fee payable	1,896,018
Total current liabilities	1,921,818
Total liabilities	1,921,818

COMMITMENTS AND CONTINGENCIES
Redeemable Common Stock
Common stock subject to possible redemption, $0.0001 par value, 5,417,193 shares at redemption value of $10.00 per share at June 30, 2021.	54,171,930

STOCKHOLDERS’ EQUITY (DEFICIT)
Common Stock; $0.0001 par value; 30,000,000 shares authorized; 1,633,891 shares issued and outstanding as of June 30, 2021.	163
Additional paid-in capital	—
Accumulated deficit	(1,396,093)
Total stockholders' equity (deficit)	(1,395,930)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$54,697,818

The accompanying notes are an integral part of these unaudited financial statements.

Mountain Crest Acquisition Corp. III

CONDENSED STATEMENTS OF OPERATIONS

		For the
		Period
		March 2,2021
	For the three	(Inception)
	months	through ended
	ended June 30,	June 30,
	2021	2021
	(Unaudited)	(Unaudited)
OPERATING EXPENSES
General and administrative	$68,224	$69,224
Franchise tax	24,800	24,800
Total expenses	93,024	94,024
LOSS FROM OPERATIONS	(93,024)	(94,024)

OTHER INCOME (EXPENSE)
Interest income	391	391
Total other income (expense)	391	391

NET LOSS	$(92,633)	$(93,633)

Weighted average shares outstanding of redeemable common stock	2,344,438	940,174
Basic and diluted net income (loss) per share, redeemable common stock	$0.68	$2.73

Weighted average shares outstanding of non-redeemable common stock	1,407,277	1,363,702
Basic and diluted net income (loss) per share, non-redeemable common stock	$(1.20)	$(1.95)

The accompanying notes are an integral part of these unaudited financial statements.

Mountain Crest Acquisition Corp. III

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the period March 2, 2021 (inception) through June 30, 2021 (unaudited)

					Total
	Common stock		Additional	Accumulated	stockholders’
	Shares	Amount	paid-in capital	deficit	Equity (deficit)
Balance, March 2, 2021 (inception)	—	$—	$—	$—	$—

Issuance of common stock to Sponsor	1,437,500	144	24,856	—	25,000

Net loss	—	—	—	(1,000)	(1,000)

Balance, March 31, 2021 (unaudited)	1,437,500	$144	$24,856	$(1,000)	$24,000

Sale of public units in initial public offering, net of underwriting discounts	5,417,193	541	54,171,389	—	54,171,930

Sale of private units to insiders	193,343	18	1,933,412	—	1,933,430

Representative shares issued	86,250	9	862,491	—	862,500

Forfeiture of shares of common stock	(83,202)	(8)	8	—	—

Offering costs	—	—	(4,123,227)	—	(4,123,227)

Initial measurement of Common Stock Subject to Redemption under ASC 480-10-S99 against additional paid-in capital	(5,417,193)	(541)	(53,873,443)	—	(53,873,984)

Allocation of offering costs to common stock subject to redemption	—	—	4,100,549	—	4,100,549

Deduction for increases of carrying value of redeemable shares	—	—	(3,096,035)	(1,302,460)	(4,398,495)

Net loss	—	—	—	(92,633)	(92,633)

Balance, June 30, 2021 (unaudited)	1,633,891	$163	$—	$(1,396,093)	$(1,395,930)

The accompanying notes are an integral part of these unaudited financial statements.

Mountain Crest Acquisition Corp. III

CONDENSED STATEMENT OF CASH FLOWS

For the period
March 2, 2021
(inception)
through
ended June 30,
2021
(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(93,633)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned in Trust Account	(391)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(63,250)
Accounts payable	1,000
Franchise taxes payable	24,800
Net cash flows used in operating activities	(131,474)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash released remitted to Trust Account	(54,171,930)
Net cash flows used in financing activities	(54,171,930)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of private units	1,933,430
Proceeds from Initial Public Offering	54,171,930
Proceeds from issuance of common stock to Sponsor	25,000
Payment of underwriter compensation	(1,083,439)
Payment of offering costs	(281,270)
Repayment of due to affiliates	—
Proceeds from Sponsor note	80,264
Repayment of Sponsor note	(80,264)
Net cash flows provided by financing activities	54,765,651

NET INCREASE IN CASH	462,247
CASH, BEGINNING OF PERIOD	—
CASH, END OF PERIOD	$462,247

Supplemental disclosure of noncash activities:
Deferred underwriting fee payable	$1,896,018
Representative shares issued and charged to offering costs	$862,500

The accompanying notes are an integral part of these unaudited financial statements.

MOUNTAIN CREST ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENT (UNAUDITED)

Note 1 — Organization and Business Operation

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

As of June 30, 2021, the Company had not commenced any operations. All activity through June 30, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on May 18, 2021. On May 20, 2021, the Company consummated the Initial Public Offering of 5,000,000 units (the “Units”) “and, with respect to the shares of common stock included in the Units sold, the “Public Shares at $10.00 per Unit, generating gross proceeds of $50,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 185,000 units (the “Private Units”) at a price of $10.00 per Private Unit in a private placement to Mountain Crest Holdings III LLC (the “Sponsor”) and Chardan Capital Markets, LLC (“Chardan”), generating gross proceeds of $1,850,000, which is described in Note 4.

On June 10, 2021, the underwriters exercised the over-allotment option in part, and the closing of the issuance and sale of the additional Units occurred on June 14, 2021. The total aggregate issuance by the Company of 417,193 units at a price of $10.00 per unit resulted in total gross proceeds of $4,171,930. On June 14, 2021, simultaneously with the sale of the Over-Allotment Option Units, the Company consummated the private sale of an additional 8,343 Private Units, generating gross proceeds of $83,430.

Transaction costs amounted to $4,123,227 consisting of $1,000,000 of underwriting fees, $1,896,018 of deferred underwriting fees and $1,143,770 of other offering costs.

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

The Company will provide its holders of the outstanding Public Shares with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The stockholders will be entitled to redeem their shares for a pro rata portion of the amount then on deposit in the Trust Account (initially $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to stockholders who redeem their shares will not be reduced by the deferred underwriting commission the Company will pay to the underwriters (as discussed in Note 6).

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

The Company has until May 20, 2022 (or until November 20, 2022 if the Company has executed a definitive agreement for a Business Combination by May 20, 2022 but has not completed the Business Combination within such 12-month period) to consummate a Business Combination. However, if the Company anticipates that it may not be able to consummate a Business Combination by May 20, 2022, and the Company has not entered into a definitive agreement for a Business Combination by such date, the Company may extend the period of time to consummate a Business Combination up to two times, each by an additional three months (for a total of 18 months to complete a Business Combination (the “Combination Period”). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliate or designees must deposit into the Trust Account $500,000, or $575,000 if the underwriters’ over-allotment option is exercised in full ($0.10 per Public Share in either case, or an aggregate of $1,000,000 (or $1,150,000 if the over-allotment option is exercised in full)), on or prior to the date of the applicable deadline, for each three month extension.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The unaudited accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

The accompanying unaudited financial statements as of June 30, 2021 have been prepared in accordance with U.S. GAAP for interim financial information and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the period ending December 31, 2021, or any future period.

The Company has sufficient liquidity to meet its anticipated obligations over the next year from the date of issuance of these financial statements due to completing the Initial Public Offering. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company has access to funds that are sufficient to fund the working capital needs of the Company until the earlier of a business combination or one year from the date of issuance of these financial statements.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of unaudited financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers cash equivalents to be highly liquid investments with a maturity at the date of purchase of three months or less. The Company did not have any cash equivalents at June 30, 2021.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account.

Investments Held in Trust Account

The Company's portfolio of investments held in the Trust Account is comprised of investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. Gains and losses resulting from the change in fair value of these securities is included in interest earned on Interest earned on marketable securities held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2021, 5,417,193 common shares subject to possible redemption are presented at redemption value of $10.00 per share as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

Offering Costs

Offering costs were $4,123,227 consisting principally of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are related to the Public Offering and are charged to stockholders’ equity upon the completion of the Public Offering. The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. The Company allocates offering costs between public shares and public rights based on the relative fair values of public shares and public rights. Accordingly, $4,100,549 was allocated to public shares and charged to temporary equity, and $22,678 was allocated to public rights and charged to shareholders’ equity.

Net Income (Loss) Per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed  income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. We then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of June 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The net income (loss) per share presented in the condensed statement of operations is based on the following:

	For the three months ended	For the period from March 2, 2021 to
	June 30, 2021	June 30, 2021
Net Loss	(92,633)	(93,633)
Accretion of temporary equity into redemption value	(4,398,495)	(4,398,495)
Net loss including accretion of equity into redemption value	(4,491,128)	(4,492,128)

	For the three months ended June 30,		For the period from March 2, 2021 to June 30,
	2021		2021
		Non-		Non-
	Redeemable	redeemable	Redeemable	redeemable
	shares	shares	shares	shares
Basic and diluted net income/(loss) per share:
Numerators:
Allocation of net loss including accretion of temporary equity	(2,806,496)	(1,684,632)	(1,833,164)	(2,658,964)
Accretion of temporary equity to redemption value	4,398,495	—	4,398,495	—
Allocation of net income/(loss)	1,591,999	(1,684,632)	2,565,331	(2,658,964)

Denominators:
Weighted-average shares outstanding	2,344,438	1,407,277	940,174	1,363,702
Basic and diluted net income/(loss) per share	$0.68	$(1.20)	$2.73	$(1.95)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. The Company has incurred a net operating loss for United State Federal tax purposes. Deferred tax assets were $19,663 and were offset entirely by a valuation allowance as of June 30, 2021.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. There were no unrecognized tax benefits as of June 30, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by federal, state and city taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal, state and city tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. The Company is subject to income tax examinations by major taxing authorities since inception.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 —Public Offering

Pursuant to the Initial Public Offering, the Company sold 5,000,000 units at a price of $10 per unit (the “public units”) for gross proceeds of $50,000,000. The units consist of one share of common stock and the right to receive one-tenth (1/10) of a share of common stock upon consummation of an initial business combination (See Note 7). The underwriting agreement calls for an over-allotment option equal to 15% of the total number of units initially offered to the public. On May 20, 2021, the Company completed the Initial Public Offering .

On June 10, 2021, the underwriters exercised the over-allotment option in part, and the closing of the issuance and sale of the additional Units occurred on June 14, 2021. The total aggregate issuance by the Company of 417,193 units at a price of $10.00 per unit resulted in total gross proceeds of $4,171,930.

Note 4 — Private Placement

Simultaneously with the closing of the Initial Public Offering, the Sponsor and Chardan (and/or their designees) purchased an aggregate of 185,000 Private Units, at a price of $10.00 per Private Unit, for an aggregate purchase price of $1,850,000, in a private placement. The Sponsor purchased 110,000 Private Units and Chardan purchased 75,000 Private Units. The Sponsor and Chardan also purchased an additional 8,343 Private Units, at a price of $10.00 per Private Unit, or $83,430 in the aggregate in connection with the underwriters’ partial exercise of their over-allotment option on June 10, 2021.  Each Private Unit consists of one share of common stock (“Private Share”) and one right (“Private Right”). Each Private Right entitles the holder to receive one-tenth of one share of common stock at the closing of a Business Combination. The proceeds from the Private Units were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Units and all underlying securities will expire worthless.

Note 5 — Related Party Transactions

Founder Shares

On March 2, 2021, the Company issued 1,437,500 shares of common stock (the “Founder Shares”) to the Sponsor for an aggregate purchase price of $25,000. The Sponsor agreed to forfeit up to 187,500 Founder Shares to the extent that the 45-day over-allotment option was not exercised in full by the underwriters. Since the underwriters exercised the over-allotment option in part, the Sponsor forfeited 83,202 Founder Shares on June 14, 2021. The Founder Shares forfeited by the Sponsor were cancelled by the Company.

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

Administrative Support Agreement

The Company entered into an agreement, commencing on May 20, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. As of June 30, 2021, a total of $20,000 has been incurred and paid under this agreement.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds from time to time or at any time, as may be required (“Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The Working Capital Loans would either be paid upon consummation of a Business Combination, without interest, or, at the holder’s discretion, up to $1,500,000 of the Working Capital Loans may be converted into private units at a price of $10.00 per unit. The private units would be identical to the Private Units. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2021, no Working Capital Loans were outstanding.

Related Party Extension Loans

As discussed in Note 1, the Company may extend the period of time to consummate a Business Combination up to two times, each by an additional three months (for a total of 18 months to complete a Business Combination). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliates or designees must deposit into the Trust Account $500,000, or $575,000 if the underwriters’ over-allotment option is exercised in full ($0.10 per Public Share in either case, or an aggregate of $1,000,000 (or $1,150,000 if the over-allotment option is exercised in full)), on or prior to the date of the applicable deadline, for each three month extension. Any such payments would be made in the form of a non-interest bearing, unsecured promissory note. Such notes would either be paid upon consummation of a Business Combination, or, at the relevant insider’s discretion, converted upon consummation of a Business Combination into additional Private Units at a price of $10.00 per Private Unit. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete a Business Combination. As of June 30, 2021, no such loans were outstanding.

Note 6 — Commitments and Contingencies

Registration Rights

Pursuant to a registration rights agreement entered into on March 2, 2021, the holders of the Founder Shares, the Private Units, and any shares that may be issued in payment of Working Capital Loans (and all underlying securities) will be entitled to registration rights pursuant to a registration rights agreement requiring the Company to register such securities for resale. The holders of a majority of these securities are entitled to make up to two demands that the Company register such securities. The holders of the majority of the Founders Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the Private Units (and underlying securities) and securities issued in payment of Working Capital Loans can elect to exercise these registration rights at any time commencing on the date that the Company consummates a Business Combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination. Notwithstanding the foregoing, Chardan may not exercise its demand and “piggyback” registration rights after five (5) and seven (7) years, respectively, after the effective date of the Initial Public Offering and may not exercise its demand rights on more than one occasion. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Underwriter’s Agreement

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

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $1,896,018, based upon the partial exercise of the over-allotment option. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. Of the $0.35 per Unit, $0.30 will be paid in cash and $0.05 will be paid in an equivalent value of shares.

Right of First Refusal

The Company has granted the underwriter, subject to certain conditions for a period of 18 months after the date of the consummation of the initial business combination, a right of first refusal to act as a co-manager or placement agent, with at least 25% of the economics, for any and all future public and private equity and debt offerings. The duration of such right of first refusal is limited not more than three years by certain regulatory rules.

Representative Shares

In May 2021, the Company issued to the underwriter and/or its designees 86,250 shares of common stock (the “Representative Shares”). The Company accounted for the Representative Shares as an expense of the Proposed Public Offering, resulting in a charge directly to stockholder’s equity. The Company estimated the fair value of Representative Shares to be $862,500 based upon the offering price of the Units of $10.00 per Unit. The holders of the Representative Shares have agreed not to transfer, assign or sell any such shares until the completion of a Business Combination. In addition, the holders have agreed (i) to waive their redemption rights with respect to such shares in connection with the completion of a Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete a Business Combination within the Combination Period.

The Representative Shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the effective date of the registration statement related to the Proposed Public Offering pursuant to Rule 5110(g)(1) of FINRA’s NASD Conduct Rules. Pursuant to FINRA Rule 5110(g)(1), these securities will not be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of the registration statements related to the Proposed Public Offering, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following the effective date of the registration statements related to the Proposed Public Offering except to any underwriter and selected dealer participating in the Proposed Public Offering and their bona fide officers or partners.

Note 7 — Shareholders’ Equity

Common Stock

The Company is authorized to issue 30,000,000 shares of common stock with a par value of $0.0001 per share. As of June 30, 2021, there were 1,633,891 shares issued and outstanding, and after giving effect to the forfeiture of 83,202 shares to the Company by the Sponsor for no consideration since the underwriters’ 45-day over-allotment option was not exercised in full, so that the Initial Stockholders collectively own 20% of the Company’s issued and outstanding Common Stock after the Initial Public Offering.

Common stock subject to possible redemption

As of June 30, 2021, there were 5,417,193 common shares subject to possible redemption are presented at redemption value of $10.00 per share as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet (see Note 2).

Rights

Except in cases where the Company is not the surviving Company in a business combination, the holders of the rights will automatically receive 1/10 of a share of common stock upon consummation of the Company’s initial business combination. In the event the Company will not be the surviving company upon completion of the initial business combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the 1/10 of a share underlying each right upon consummation of the business combination. The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of the Delaware General Corporation Law. As of June 30, 2021, no rights had been issued.

Note 8— Fair Value Measurements

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:

Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:

Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Quoted
		Prices in		Significant
		Active	Significant Other	Other
	June 30,	Markets	Observable Inputs	Unobservable
	2021	(Level 1)	(Level 2)	Inputs (Level 3)
Assets:
Money market funds in Trust Account	54,172,321	54,172,321	—	—

Note 9 — Revision of Prior Period Financial Statements

The Company identified errors on the Form 8-K IPO balance sheet as of May 20, 2021. In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;” the Company evaluated the errors and has determined that the related impacts were not material to any prior annual or 8-K report, but that correcting the cumulative impact of such errors would be significant to our balance sheet for the six months ended June 30, 2021. Accordingly, the Company has corrected such immaterial errors by adjusting its May 20, 2021 balance sheet and classified all public shares of Common Stock as redeemable on the balance sheet. The following summarizes the effect of the revision on each financial statement line item.

	As Reported	Adjustment	As Adjusted
Revised Balance Sheet
Common stock subject to redemption	$43,842,720	$6,157,280	$50,000,000
Stockholders' equity (deficit)
Common stock, $0.001 par value	233	(62)	171
Additional paid-in-capital	5,000,777	(5,000,777)	—
Accumulated deficit	(1,000)	(1,156,441)	(1,157,441)
Total stockholders' equity	$5,000,010	$(6,157,280)	$(1,157,270)

Note 10 — Subsequent Events

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events through August 23, 2021 which was the date these financial statements were available for issuance and determined that there were no significant unrecognized events through that date.

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

Results of Operations

As of June 30, 2021, the Company had not commenced any operations. All activity through June 30, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

For the three and six months ended June 30, 2021, we had a net loss of $92,633 and 93,663, respectively, which consisted of operating costs of $93,024 and $94,024, respectively, offset by interest income of $391 for each period presented.

Liquidity and Capital Resources

The registration statement for the Company’s Initial Public Offering was declared effective on May 18, 2021. On May 20, 2021, the Company consummated the Initial Public Offering of 5,000,000 units (the “Units”) “and, with respect to the shares of common stock included in the Units sold, the “Public Shares at $10.00 per Unit, generating gross proceeds of $50,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 185,000 units (the “Private Units”) at a price of $10.00 per Private Unit in a private placement to Mountain Crest Holdings III LLC (the “Sponsor”) and Chardan Capital Markets, LLC (“Chardan”), generating gross proceeds of $1,850,000.

Following the closing of the Initial Public Offering on May 20, 2021, an amount of $50,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Units was placed in a trust account (the “Trust Account”).

On June 10, 2021, the underwriters exercised the over-allotment option in part, and the closing of the issuance and sale of the additional Units occurred on June 14, 2021. The total aggregate issuance by the Company of 417,193 units at a price of $10.00 per unit resulted in total gross proceeds of $4,171,930. On June 14, 2021, simultaneously with the sale of the Over-Allotment Option Units, the Company consummated the private sale of an additional 8,343 Private Units, generating gross proceeds of $83,430.

For the six months ended June 30, 2021, there was $131,474 of cash used in operating activities.

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

As of June 30, 2021, we had cash of $462,247. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of the Working Capital Loans may be converted into private units at a price of $10.00 per unit. The private units would be identical to the Private Units. As of June 30, 2021 we had no Working Capital Loans outstanding.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with un entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities

The underwriters are entitled to a deferred fee of up to $0.35 per Unit, or $1,896,018 based upon the partial exercise of the over-allotment option

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of executive compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.

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

Common stock Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock are classified as shareholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

Offering Costs

Offering costs were consisting principally of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are related to the Public Offering and are charged to stockholders’ equity upon the completion of the Public Offering. The Company allocates offering costs between public shares and public rights based on the relative fair values of public shares and public rights.

Net Income (Loss) per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. We then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2021, we were not subject to any market or interest rate risk. The net proceeds held in the Trust Account have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less, or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon their evaluation at that earlier time, our Chief Executive Officer and Chief Financial Officer had concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

This Quarterly Report on Form 10-Q does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies; however, in light of management’s conclusion, following a review of the shares subject to redemption, our internal control over financial reporting did not result in sufficient risk assessment of the underlying accounting for certain financial instruments. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our Initial Public Offering filed with the SEC on May 19, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, other than as described below, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC on May 19, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 20, 2020, the Company consummated its initial public offering (the “IPO”) of 5,000,000 units (the “Units”). Each Unit consists of one share of common stock, $0.0001 par value (“Common Stock”), and one right (“Right”) to receive one-tenth (1/10) of a share of common stock upon the consummation of an initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $50,000,000. The Company granted the underwriters a 45-day option to purchase up to 750,000 additional Units to cover over-allotments (the “Over-Allotment Option Units”). Chardan Capital Markets, LLC acted as the sole book running managers of the offering. The securities sold in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-255519). The SEC declared the registration statement effective on May 17, 2021. Simultaneously with the closing of the IPO, the Company consummated the private placement (“Private Placement”) with Mountain Crest Holdings III LLC and Chardan Capital Markets, LLC of 185,000 units (the “Private Units”), generating total proceeds of $1,850,000.

On June 10, 2021, the underwriters exercised the over-allotment option and the Company issued the Over-Allotment Option Units to the underwriters. The total aggregate issuance by the Company of the Over-Allotment Option Units at a price of $10.00 per unit resulted in total gross proceeds of $4,171,930. On June 14, 2021, simultaneously with the sale of the Over-Allotment Option Units, the Company consummated the private sale of an additional 8,343 Private Units, generating gross proceeds of $83,430. The Private Units were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transactions did not involve a public offering. The Private Units are identical to the Public Units sold in the Initial Public Offering.

A total of $54,171,930 of the net proceeds from the sale of Units in the IPO (including the Over-Allotment Option Units), were placed in a trust account established for the benefit of the Company’s public shareholders.

We paid a total of $1,083,439 underwriting discounts and commissions and $1,143,770 for other offering costs and expenses related to the Initial Public Offering. In addition, the underwriters agreed to defer $1,896,018 in underwriting discounts and commissions.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated May 17, 2021, by and between the Company and Chardan Capital Markets, LLC. (1)
3.1	Amended and Restated Certificate of Incorporation. (1)
4.1	Rights Agreement, dated May 17, 2021, by and between Continental Stock Transfer & Trust Company and the Company. (1)
10.1	Letter Agreements, dated May 17, 2021, among the Company and the Company’s officers, directors and initial stockholders. (1)
10.2	Investment Management Trust Agreement, dated May 17, 2021, by and between the Company and Continental Stock Transfer & Trust Company. (1)
10.3	Stock Escrow Agreement, dated May 17, 2021, by and between the Company and Continental Stock Transfer & Trust Company. (1)
10.4	Registration Rights Agreement, dated May 17, 2021, by and between the Company and the initial stockholders of the Company. (1)
10.5	Indemnity Agreements, dated May 17, 2021, by and between the Company and the directors and officers of the Company (1)
10.6	Subscription Agreement, dated May 17, 2021, by and between the Company and Mountain Crest Holdings III LLC. (1)
10.7	Subscription Agreement, dated May 17, 2021, by and between the Company and Chardan Capital Markets, LLC. (1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed herewith.

**Furnished.

(1)Previously filed as an exhibit to our Current Report on Form 8-K filed on May 21, 2021 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOUNTAIN CREST ACQUISITION CORP. III

Date:	August 23, 2021	By:	/s/ Suying Liu
		Name:	Suying Liu
		Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial and Accounting Officer)