Form 10-Q
period 2021-09-30
Mountain Crest Acquisition Corp. III
filed 2021-11-22
CIK 1853775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 19, 2021, there were 7,051,084 shares of the Company’s common stock, including shares of common stock underlying the units and rights, $0.0001 par value per share issued and outstanding.

i

PART 1 – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Mountain Crest Acquisition Corp. III

CONDENSED BALANCE SHEET

September 30, 2021
(Unaudited)
ASSETS
ASSETS
Cash	$371,622
Prepaid expenses and other current assets	46,000
Marketable securities held in trust account	54,173,018
TOTAL ASSETS	$54,590,640

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$1,193
Franchise taxes payable	34,363
Deferred underwriting fee payable	1,896,018

Total current liabilities	1,931,574
Total liabilities	1,931,574

COMMITMENTS AND CONTINGENCIES
Common stock subject to possible redemption, $0.0001 par value, 5,417,193 shares at redemption value of $10.00 per share at September 30, 2021.	54,171,930

STOCKHOLDERS’ EQUITY (DEFICIT)
Common Stock; $0.0001 par value; 30,000,000 shares authorized; 1,633,891 shares issued and outstanding (excluding 5,417,193 shares subject to possible redemption), as of September 30, 2021.	163
Additional paid-in capital	—
Accumulated deficit	(1,513,027)
Total stockholders' equity (deficit)	(1,512,864)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$54,590,640

The accompanying notes are an integral part of these unaudited financial statements.

Mountain Crest Acquisition Corp. III

CONDENSED STATEMENTS OF OPERATIONS

		For the period
		March 2,2021
		(inception)
	For the three months	through ended
	ended September 30,	September 30,
	2021	2021
	(Unaudited)	(Unaudited)
OPERATING EXPENSES
General and administrative	$108,068	$177,292
Franchise tax	9,563	34,363
Total expenses	117,631	211,655
LOSS FROM OPERATIONS	(117,631)	(211,655)

OTHER INCOME (EXPENSE)
Interest income	697	1,088
Total other income, net	697	1,088

NET LOSS	$(116,934)	$(210,567)

Weighted average shares outstanding of redeemable common stock	5,417,193	3,349,325
Basic and diluted net income (loss) per share, common stock	$(0.02)	$0.71

Weighted average shares outstanding of non-redeemable common stock	1,633,891	1,477,554
Basic and diluted net loss per share, non-redeemable common stock	$(0.02)	$(1.74)

The accompanying notes are an integral part of these unaudited financial statements.

Mountain Crest Acquisition Corp. III

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the period March 2, 2021 (inception) through September 30, 2021 (unaudited)

	Common stock		Additional		Total
			paid-in	Accumulated	stockholders’
	Shares	Amount	capital	deficit	equity (deficit)
Balance, March 2, 2021 (inception)	—	$—	$—	$—	$—

Issuance of common stock to Sponsor	1,437,500	144	24,856	—	25,000

Sale of public units in initial public offering	5,417,193	541	54,171,389	—	54,171,930

Sale of private units to insiders	193,343	18	1,933,412	—	1,933,430

Representative shares issued	86,250	9	670,800	—	670,809

Offering costs	—	—	(3,931,536)	—	(3,931,536)

Forfeiture of shares of common stock	(83,202)	(8)	8	—	—

Initial measurement of Common Stock Subject to Redemption under ASC 480-10-S99 against additional paid-in capital	(5,417,193)	(541)	(49,566,775)	—	(49,567,316)

Allocation of offering costs to common stock subject to redemption	—	—	3,597,356	—	3,597,356

Deduction for increases of carrying value of redeemable shares	—	—	(6,899,510)	(1,302,460)	(8,201,970)

Net loss	—	—	—	(93,633)	(93,633)

Balance, June 30, 2021 (unaudited)	1,633,891	$163	$—	$(1,396,093)	$(1,395,930)

Net loss	—	—	—	(116,934)	(116,934)

Balance, September 30, 2021 (unaudited)	1,633,891	$163	$—	$(1,513,027)	$(1,512,864)

The accompanying notes are an integral part of these unaudited financial statements.

Mountain Crest Acquisition Corp. III

CONDENSED STATEMENT OF CASH FLOWS

For the period March 2,
2021 (inception) through
ended September 30,
2021
(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$(210,567)
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned in Trust Account	(1,088)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(46,000)
Accounts payable	1,193
Franchise taxes payable	34,363
Net cash flows used in operating activities	(222,099)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash released remitted to Trust Account	(54,171,930)
Net cash flows used in financing activities	(54,171,930)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of private units	1,933,430
Proceeds from Initial Public Offering	54,171,930
Proceeds from issuance of common stock to Sponsor	25,000
Payment of underwriter compensation	(1,083,439)
Payment of offering costs	(281,270)
Proceeds from Sponsor note	80,264
Repayment of Sponsor note	(80,264)
Net cash flows provided by financing activities	54,765,651

NET INCREASE IN CASH	371,622
CASH, BEGINNING OF PERIOD	—
CASH, END OF PERIOD	$371,622

Supplemental disclosure of noncash activities:
Deferred underwriting fee payable	$1,896,018
Representative shares issued and charged to offering costs	$670,809

The accompanying notes are an integral part of these unaudited financial statements

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

As of September 30, 2021, the Company had not commenced any operations. All activity through September 30, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on May 18, 2021. On May 20, 2021, the Company consummated the Initial Public Offering of 5,000,000 units (the “Units”) and, with respect to the shares of common stock included in the Units sold (the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $50,000,000, which is described in Note 3.

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

Transaction costs amounted to $3,931,536 consisting of $1,000,000 and additional $83,439 with over-allotment of underwriting fees, $1,750,000 and additional $146,018 with over-allotment of deferred underwriting fees, $670,809 of representative share fee and $281,270 of other offering costs.

Following the closing of the Initial Public Offering on May 20, 2021, an amount of $50,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Units was placed in a trust account (the “Trust Account”), which may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination, or (ii) the distribution of the funds in the Trust Account as described below.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

The accompanying unaudited financial statements as of September 30, 2021 have been prepared in accordance with U.S. GAAP for interim financial information and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended September 30, 2021 and the period from March 2, 2021 (inception) to September 30, 2021 are not necessarily indicative of the results that may be expected for the period ending December 31, 2021, or any future period.

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

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers cash equivalents to be highly liquid investments with a maturity at the date of purchase of three months or less. The Company did not have any cash equivalents at September 30, 2021.

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

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2021, 5,417,193 common shares subject to possible redemption are presented at redemption value of $10.00 per share as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit. The Company allocates gross proceeds between public shares and public rights based on the relative fair values of public shares and public rights.

At September 30, 2021, the common stock reflected in the condensed balance sheet are reconciled in the following table:

Gross proceeds	$54,171,930
Less:
Proceeds allocated to public rights	(4,604,614)
Allocation of offering costs related to redeemable shares	(3,597,356)
Plus:
Accretion of carrying value to redemption value	8,201,970
Common stock subject to possible redemption	$54,171,930

Offering Costs

Offering costs were $3,931,536 consisting principally of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are related to the Public Offering and are charged to stockholders’ equity upon the completion of the Public Offering. The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. The Company allocates offering costs between public shares and public rights based on the relative fair values of public shares and public rights. Accordingly, $3,597,356 was allocated to public shares and charged to temporary equity, and $334,180 was allocated to public rights and charged to shareholders’ equity

Net Loss Per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. We then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of September 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The net income (loss) per share presented in the condensed statement of operations is based on the following:

	For the three months ended	For the period from March 2, 2021 to
	September 30, 2021	September 30, 2021
Net Loss	$(116,934)	$(210,567)
Accretion of temporary equity into redemption value	—	(8,201,970)
Net loss including accretion of equity into redemption value	$(116,934)	$(8,412,537)

	For the three months ended		For the period from March 2, 2021
	September 30,		to September 30,
	2021		2021
		Non-		Non-
	Redeemable	Redeemable	Redeemable	Redeemable
	shares	shares	shares	shares
Basic and diluted net income/(loss) per share: Numerators:

Allocation of net loss including accretion of temporary equity	$(89,838)	$(27,096)	$(5,837,379)	$(2,575,158)
Accretion of temporary equity to redemption value	—		8,201,970
Allocation of net income/(loss)	$(89,838)	$(27,096)	$2,364,591	$(2,575,158)

Denominators:
Weighted-average shares outstanding	5,417,193	1,633,891	3,349,325	1,477,554
Basic and diluted net income/(loss) per share	(0.02)	(0.02)	0.71	(1.74)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The tax provision for the period from March 2, 2021 (commencement of operations) through September 30, 2021 was deemed to be de minimis.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 —Public Offering

Pursuant to the Initial Public Offering, the Company sold 5,000,000 units at a price of $10 per unit (the “Public Units”) for gross proceeds of $50,000,000. The units consist of one share of common stock and the right to receive one-tenth (1/10) of a share of common stock upon consummation of an initial business combination (See Note 7). The underwriting agreement calls for an over-allotment option equal to 15% of the total number of units initially offered to the public. On May 20, 2021, the Company completed the Initial Public Offering.

On June 10, 2021, the underwriters exercised the over-allotment option in part, and the closing of the issuance and sale of the additional Units occurred on June 14, 2021. The total aggregate issuance by the Company of 417,193 units at a price of $10.00 per unit resulted in total gross proceeds of $4,171,930

Note 4 — Private Placement

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

Administrative Support Agreement

The Company entered into an agreement, commencing on May 20, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. As of September 30, 2021, a total of $50,000 has been incurred and paid under this agreement.

Promissory Note — Related Party

On March 3, 2021 the Company issued the Promissory Note to the Sponsor, pursuant to which the Company may borrow up to an aggregate amount of $500,000 to cover expenses related to the Initial Public Offering. The Promissory Note is non-interest bearing and payable on the completion of the Initial Public Offering. The balance outstanding at March 31,2021 was $ 43,000. The total outstanding balance under the Promissory Note of $80,264 was repaid at the closing of the Initial Public Offering on May 20, 2021.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds from time to time or at any time, as may be required (“Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The Working Capital Loans would either be paid upon consummation of a Business Combination, without interest, or, at the holder’s discretion, up to $1,500,000 of the Working Capital Loans may be converted into private units at a price of $10.00 per unit. The private units would be identical to the Private Units. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2021, no Working Capital Loans were outstanding.

Related Party Extension Loans

As discussed in Note 1, the Company may extend the period of time to consummate a Business Combination up to two times, each by an additional three months (for a total of 18 months to complete a Business Combination). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliates or designees must deposit into the Trust Account $500,000, or $575,000 if the underwriters’ over-allotment option is exercised in full ($0.10 per Public Share in either case, or an aggregate of $1,000,000 (or $1,150,000 if the over-allotment option is exercised in full)), on or prior to the date of the applicable deadline, for each three month extension. Any such payments would be made in the form of a non-interest bearing, unsecured promissory note. Such notes would either be paid upon consummation of a Business Combination, or, at the relevant insider’s discretion, converted upon consummation of a Business Combination into additional Private Units at a price of $10.00 per Private Unit. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete a Business Combination. As of September 30, 2021, no such loans were outstanding.

Note 6 — Commitments and Contingencies

Registration Rights

Pursuant to a registration rights agreement entered into on March 2, 2021, the holders of the Founder Shares, the Private Units, and any shares that may be issued in payment of Working Capital Loans (and all underlying securities) will be entitled to registration rights pursuant to a registration rights agreement requiring the Company to register such securities for resale. The holders of a majority of these securities are entitled to make up to two demands that the Company register such securities. The holders of the majority of the Founders Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the Private Units (and underlying securities) and securities issued in payment of Working Capital Loans can elect to exercise these registration rights at any time commencing on the dtwoate that the Company consummates a Business Combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination. Notwithstanding the foregoing, Chardan may not exercise its demand and “piggyback” registration rights after five (5) and seven (7) years, respectively, after the effective date of the Initial Public Offering and may not exercise its demand rights on more than one occasion. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Underwriter’s Agreement

The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to 750,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On June 10, 2021, the underwriter’s elected to partially exercise the over-allotment option to purchase an additional 417,193 Public Shares at a price of $10.00 per Public Share.

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

Representative Shares

In May 20, 2021, the Company issued to the underwriter and/or its designees 86,250 shares of common stock (the “Representative Shares”). The Company accounted for the Representative Shares as an expense of the Proposed Public Offering, resulting in a charge directly to stockholder’s equity. The Company estimated the fair value of Representative Shares to be $670,809 based upon the valuation of the Representative Shares of $7.78 per Unit. The holders of the Representative Shares have agreed not to transfer, assign or sell any such shares until the completion of a Business Combination. In addition, the holders have agreed (i) to waive their redemption rights with respect to such shares in connection with the completion of a Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete a Business Combination within the Combination Period.

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

Note 7 — Shareholder’s Equity

Common Stock

The Company is authorized to issue 30,000,000 shares of common stock with a par value of $0.0001 per share. As of September 30, 2021, there were 1,633,891 shares issued and outstanding, and after giving effect to the forfeiture of 83,202 shares to the Company by the Sponsor for no consideration since the underwriters’ 45-day over-allotment option was not exercised in full, so that the Initial Stockholders collectively own 20% of the Company’s issued and outstanding Common Stock after the Initial Public Offering.

Common stock subject to possible redemption

As of September 30, 2021, there were 5,417,193 common shares subject to possible redemption are presented at redemption value of $10 per share as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet (see Note 2).

Rights

Except in cases where the Company is not the surviving Company in a business combination, the holders of the rights will automatically receive 1/10 of a share of common stock upon consummation of the Company’s initial business combination. In the event the Company will not be the surviving company upon completion of the initial business combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the 1/10 of a share underlying each right upon consummation of the business combination. The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of the Delaware General Corporation Law. As of September 30, 2021, no rights had been issued.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Quoted
Prices in
		Active		Significant Other
	September 30,	Markets	Significant Other Observable	Unobservable Inputs
	2021	(Level 1)	Inputs (Level 2)	(Level 3)
Assets:
Trust Account	$54,173,018	$54,173,018	—	—

Note 9 — Revision of Prior Period Financial Statements

The Company identified errors on the Form 8-K IPO balance sheet as of May 20, 2021. In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;” the Company evaluated the errors and has determined that the related impacts were not material to any prior annual or 8-K report. Accordingly, the Company has corrected such immaterial errors by adjusting its May 20, 2021 balance sheet and classified all public shares of Common Stock as redeemable on the balance sheet. The following summarizes the effect of the revision on each financial statement line item.

	As Reported	Adjustment	As Adjusted
Revised Balance Sheet
Common stock subject to redemption	$43,842,720	$6,157,280	$50,000,000
Stockholders' equity (deficit)
Common stock, $0.001 par value	233	(62)	171
Additional paid-in-capital	5,000,777	(5,000,777)	—
Accumulated deficit	(1,000)	(1,156,441)	(1,157,441)
Total stockholders' equity	$5,000,010	$(6,157,280)	$(1,157,270)

The Company identified errors on the Form 10-Q statement of operations as of June 30, 2021 related to the fair value of financial instruments that impacted the allocation of IPO proceeds and offering costs to the common shares subject to possible redemption and to the calculation of earnings per share. In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;” the Company evaluated the errors and has determined that the related impacts were not material to any prior annual or 10-Q report, but that correcting the cumulative impact of such errors would be significant to our statement of operations and statement of changes in stockholders’ equity for the nine months ended September 30, 2021. Accordingly, the Company has corrected such immaterial errors by adjusting its June 30, 2021 statement of operations and statement of changes in stockholders’ equity. The Company will also correct previously reported financial information for such immaterial errors in future filings, as applicable. The following summarizes the effect of the revision on each financial statement line item.

	As Reported	Adjustment	As Adjusted
Condensed Statements of Changes in Stockholders’ Equity (Deficit)
Offering costs	$(4,123,227)	$191,691	$(3,931,536)
Initial measurement of Common Stock Subject to Redemption under ASC 480-10-S99 against additional paid-in capital	$(53,873,984)	$4,306,668	$(49,567,316)
Allocation of offering costs to common stock subject to redemption	$4,100,549	$(503,193)	$3,597,356
Deduction for increases of carrying value of redeemable shares	$(4,398,495)	$(3,803,475)	$(8,201,970)

	For the three months ended			For the period from March 2, 2021 to
	June 30, 2021			June 30, 2021
	As Reported	Adjustment	As Adjusted	As Reported	Adjustment	As Adjusted
Revised Statement of Operations
Basic and diluted net income (loss) per share, redeemable common stock	$0.68	$0.62	$1.30	$2.73	$(0.74)	$1.99
Basic and diluted net income (loss) per share, non-redeemable common stock	$(1.20)	$(1.03)	$(2.23)	$(1.95)	$(0.71)	$(2.66)

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued and determined that there were no significant unrecognized events through that date.

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

Results of Operations

As of September 30, 2021, the Company had not commenced any operations. All activity through September 30, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

For the three months and for the period from the inception to September 30, 2021, we had a net loss of $116,934 and $210,567, respectively, which consisted of operating costs of $117,631 and $211,655, respectively, offset by interest income of $697 and $1,088, respectively.

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

As of September 30, 2021, we had cash of $371,622. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of the Working Capital Loans may be converted into private units at a price of $10.00 per unit. The private units would be identical to the Private Units. As of September 30, 2021 we had no Working Capital Loans outstanding.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2021, we were not subject to any market or interest rate risk. The net proceeds held in the Trust Account have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less, or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer had concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were ineffective due to the follows:

1) Our personnel's technical knowledge is insufficient to ensure that the financial reporting is in compliance with US GAAP.

2) Our policies and procedures associated with the valuation process for financial instruments and the financial closing process are insufficient to identify misstatements or errors contained in the financial reporting.

Changes in Internal Control over Financial Reporting

This Quarterly Report on Form 10-Q does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies; however, in light of management’s conclusion, our internal control over financial reporting did not result in sufficient risk assessment of the underlying accounting for certain financial instruments which we determined to be a material weakness.

We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals. We can offer no assurance that these initiatives will ultimately have the intended effects.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of equity securities during the period covered by this Quarterly Report that were not registered under the Securities Act and were not previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K filed by the company.

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

MOUNTAIN CREST ACQUISITION CORP. III

Date:	November 19, 2021	By:	/s/ Suying Liu
		Name:	Suying Liu
		Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial and Accounting Officer)