Form 10-Q
period 2022-03-31
Mountain Crest Acquisition Corp. III
filed 2022-05-16
CIK 1853775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 16, 2022, there were 7,051,084 shares of the Company’s common stock, including shares of common stock underlying the units and rights, $0.0001 par value per share issued and outstanding.

		Page

PART 1 – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS	1

	Condensed Balance Sheets as of March 31, 2022 (Unaudited) and December 31, 2021 (Audited)	1

	Condensed Statements of Operations for the three months ended March 31, 2022 and for the period from March 2, 2021 (inception) through March 31, 2021 (Unaudited)	2

	Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the three months ended March 31, 2022 and for the period from March 2, 2021 (inception) through March 31, 2021 (Unaudited)	3

	Condensed Statements of Cash Flows for the three months ended March 31, 2022 and for the period from March 2, 2021 (inception) through March 31, 2021 (Unaudited)	4

	Notes to Condensed Financial Statements (Unaudited)	5

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	18

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	22

Item 4.	CONTROLS AND PROCEDURES	22

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	23

Item 1A.	RISK FACTORS	23

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	23

Item 3.	DEFAULTS UPON SENIOR SECURITIES	23

Item 4.	MINE SAFETY DISCLOSURES	23

Item 5.	OTHER INFORMATION	23

Item 6.	EXHIBITS	24

SIGNATURES		25

i

PART 1 – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

MOUNTAIN CREST ACQUISITION CORP. III

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)

ASSETS
Current Assets
Cash	$117,504	$341,429
Prepaid expenses	45,250	28,750
Marketable securities held in trust account	54,177,150	54,174,163
TOTAL ASSETS	$54,339,904	$54,544,342

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$72,580	$110,932
Deferred underwriting fee payable	1,896,018	1,896,018
Total liabilities	1,968,598	2,006,950

COMMITMENTS AND CONTINGENCIES
Common stock subject to possible redemption, $0.0001 par value, 5,417,193 shares at redemption value of $10.00 per share at March 31, 2022 and December 31, 2021	54,171,930	54,171,930

STOCKHOLDERS’ DEFICIT
Common Stock; $0.0001 par value; 30,000,000 shares authorized; 1,633,891 shares issued and outstanding (excluding 5,417,193 shares subject to possible redemption), as of March 31, 2022 and December 31, 2021	163	163
Additional paid-in capital	—	—
Accumulated deficit	(1,800,787)	(1,634,701)
Total Stockholders' Deficit	(1,800,624)	(1,634,538)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$54,339,904	$54,544,342

The accompanying notes are an integral part of these unaudited condensed financial statements.

MOUNTAIN CREST ACQUISITION CORP. III

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

		For the period from
		March 2,2021
		(inception)
	For the three months	through ended
	ended March 31,	March 31,
	2022	2021
OPERATING EXPENSES
General and administrative	$148,341	$1,000
Franchise tax	23,200	—
LOSS FROM OPERATIONS	(171,541)	(1,000)

OTHER INCOME
Interest earned on marketable securities held in Trust Account	5,455	—
Total other income, net	5,455	—

NET LOSS	$(166,086)	$(1,000)

Weighted average shares outstanding of redeemable common stock	5,417,193	—
Basic and diluted net loss per share, common stock	$(0.02)	$—

Weighted average shares outstanding of non-redeemable common stock(1)	1,633,891	1,250,000
Basic and diluted net loss per share, non-redeemable common stock	$(0.02)	$(0.00)

(1)	Excluded an aggregate of 187,500 shares subject to forfeiture at March 31, 2021 (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

MOUNTAIN CREST ACQUISITION CORP. III

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

			Additional		Total
	Common stock		paid-in	Accumulated	stockholders’
	Shares	Amount	capital	deficit	deficit
Balance, January 1, 2022	1,633,891	$163	$—	$(1,634,701)	$(1,634,538)

Net loss	—	—	—	(166,086)	(166,086)

Balance, March 31, 2022	1,633,891	$163	$—	$(1,800,787)	$(1,800,624)

FOR THE PERIOD FROM MARCH 2, 2021 (INCEPTION) THROUGH MARCH 31, 2021

			Additional		Total
	Common Stock		paid-in	Accumulated	stockholders’
	Shares	Amount	capital	deficit	equity
Balance, March 2, 2021 (inception)	—	$—	$—	$—	$—

Issuance of common stock to Sponsor	1,437,500	144	24,856	—	25,000

Net loss	—	—	—	(1,000)	(1,000)

Balance, March 31, 2021(1)	1,437,500	$144	$24,856	$(1,000)	$24,000

(1)	Included an aggregate of 187,500 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

MOUNTAIN CREST ACQUISITION CORP. III

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

		For the period from
	Three Months Ended	March 2, 2021
	March 31,	(inception) through
	2022	March 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(166,086)	$(1,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(5,455)	—
Changes in operating assets and liabilities:
Prepaid expenses	(16,500)	1,000
Accounts payable and accrued expenses	(38,352)	—
Net cash flows used in operating activities	(226,393)	—

CASH FLOWS FROM INVESTING ACTIVITIES
Cash withdrawn from Trust Account to pay franchise taxes	2,468	—
Net cash flows provided by financing activities	2,468	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock to the sponsor	—	25,000
Proceeds from promissory note - related party	—	—
Net cash flows provided by financing activities	—	25,000

NET CHANGE IN CASH	(223,925)	25,000
CASH, BEGINNING OF PERIOD	341,429	—
CASH, END OF PERIOD	$117,504	$25,000

Supplemental disclosure of noncash investing and financing activities:
Offering costs paid through promissory note	$—	$25,000
Offering costs paid by notes payable - related party	$—	$43,000

The accompanying notes are an integral part of these unaudited condensed financial statements

MOUNTAIN CREST ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2022

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

As of March 31, 2022, the Company had not commenced any operations. All activity through March 31, 2022 relates to the Company’s formation and initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination, in particular, activities in connection with the proposed business combination with Etao International Group, a Cayman Islands corporation (Etao) (see Note 6). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

The Company has until November 20, 2022 to consummate a Business Combination.

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

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity and Capital Resources

As of March 31, 2022, the Company had $117,504 of cash held outside its Trust Account for use as working capital (the “Working Capital”). The Company’s liquidity needs prior to the consummation of the IPO had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the founder shares and the loan under an unsecured promissory note from the Sponsor of $80,264 (see Note 5).

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

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

The Company will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination by November 20, 2022, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 20, 2022.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of SEC.

The accompanying unaudited condensed financial statements as of March 31, 2022 have been prepared in accordance with U.S. GAAP for interim financial information and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2022 is not necessarily indicative of the results that may be expected for the year ending December 31, 2022, or any future period.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers cash equivalents to be highly liquid investments with a maturity at the date of purchase of three months or less. The Company did not have any cash equivalents at March 31, 2022 and December 31, 2021.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. Gains and losses resulting from the change in fair value of these securities is included in interest earned on interest earned on marketable securities held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, 5,417,193 common shares subject to possible redemption are presented at redemption value of $10.00 per share as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit. The Company allocates gross proceeds between Public Shares and Public Rights based on the relative fair values of Public Shares and Public Rights.

At March 31, 2022 and December 31, 2021, the common stock reflected in the condensed balance sheets are reconciled in the following table:

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

Net Loss Per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net loss attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed loss allocable to both the redeemable shares and non-redeemable shares and the undistributed loss is calculated using the total net loss less any dividends paid. We then allocated the undistributed loss ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of March 31, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The net loss per share presented in the condensed statement of operations is based on the following:

	For the three months ended		For the period from March 2, 2021
	March 31,		(inception) to March 31,
	2022		2021
		Non-		Non-
	Redeemable	Redeemable	Redeemable	Redeemable
	shares	shares	shares	shares
Basic and diluted net loss per share: Numerators:

Allocation of net loss	$(127,600)	$(38,486)	$—	$(1,000)

Denominators:
Weighted-average shares outstanding(1)	5,417,193	1,633,891	—	1,250,000
Basic and diluted net loss per share	(0.02)	(0.02)	—	(0.00)

(1)	Excluded an aggregate of 187,500 shares subject to forfeiture at March 31, 2021 (see Note 5).

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities approximate the carrying amounts represented in the accompanying condensed balance sheet, primarily due to their short-term nature.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. At March 31, 2022 and December 31, 2021, the Company had a deferred tax asset of approximately $105,000 and $70,000, respectively, which is comprised of net operating losses and startup costs. A full valuation allowance has been recorded at each date.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company’s effective tax rate for three months ended March 31, 2022 and for the period from March 2, 2021 (commencement of operations) through March 31, 2021 was approximately 0%, which differs from the expected income tax rate due to the start-up costs which are not currently deductible.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt -- Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

Note 3 —Public Offering

Pursuant to the Initial Public Offering, the Company sold 5,000,000 units at a price of $10 per unit (the “Public Units”) for gross proceeds of $50,000,000. The units consist of one share of common stock and the right to receive one-tenth (1/10) of a share of common stock upon consummation of an initial business combination (See Note 6). The underwriting agreement calls for an over-allotment option equal to 15% of the total number of units initially offered to the public. On May 20, 2021, the Company completed the Initial Public Offering.

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

Administrative Support Agreement

The Company entered into an agreement, commencing on May 20, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. For the three months ended March 31, 2022, a total of $30,000 has been incurred and paid under this agreement. For the period from March 2, 2021 (inception) through March 31, 2021, the Company did not incur any fees for these services.

Promissory Note — Related Party

On March 3, 2021 the Company issued the Promissory Note to the Sponsor, pursuant to which the Company may borrow up to an aggregate amount of $500,000 to cover expenses related to the Initial Public Offering. The Promissory Note was non-interest bearing and payable on the completion of the Initial Public Offering. The total outstanding balance under the Promissory Note of $80,264 was repaid at the closing of the Initial Public Offering on May 20, 2021.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds from time to time or at any time, as may be required (“Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The Working Capital Loans would either be paid upon consummation of a Business Combination, without interest, or, at the holder’s discretion, up to $1,500,000 of the Working Capital Loans may be converted into private units at a price of $10.00 per unit. The private units would be identical to the Private Units. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2022 and December 31, 2021, no Working Capital Loans were outstanding.

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

Underwriter’s Agreement

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

The Merger Agreement

On January 27, 2022, the Company, entered into that certain Agreement and Plan of Merger (as may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”), by and among the Company, Etao International Group, a Cayman Islands corporation (the “Target”), and Wensheng Liu, in his capacity as Etao’s Shareholders’ Representative (the “Shareholders’ Representative”), pursuant to which, among other things, (1) the Company will merge with and into a to be formed Cayman Islands company (“Purchaser”), with the Purchaser being the surviving corporation in the merger (the “Redomestication Merger”) and (2) the Target will merge with and into a to be formed Cayman Islands company named (“Merger Sub”), with the Target as the surviving corporation in the merger (the “Acquisition Merger”), and, after giving effect to the Acquisition Merger, the Target being a wholly owned subsidiary of Purchaser and the Purchaser will change its name to Etao International Co., Ltd. (collectively, the “Business Combination”). Following the Business Combination, Purchaser expects to trade on the New York Stock Exchange.

Based upon the execution of the Merger Agreement, the period of time for the Company to complete a business combination under its certificate of incorporation is extended for a period of 6 months from May 20, 2022 to November 20, 2022.

PIPE Subscription Agreement

In connection with the proposed Merger, the Company and the Target obtained a commitment from an interested accredited investor (each a “Subscriber”) to purchase ordinary shares of Purchaser in connection with the Closing (the “PIPE Shares”), for an aggregate cash amount of $250,000,000 at a purchase price of $10.00 per share, in a private placement (the “PIPE”). Such commitment was made by way of a Subscription Agreement (the “PIPE Subscription Agreement”), by and among the Subscriber, the Company and the Target. Revere Securities, LLC acted as the placement agent in connection with the PIPE for a fee equal to 1% of the aggregate purchase price paid for the PIPE Shares sold in the PIPE. The purpose of the sale of the PIPE Shares is to raise additional capital for use in connection with the Merger. The PIPE Shares will be identical to the shares that will be issued to the Target at Closing in connection with the Business Combination, except that the PIPE Shares will not be registered with the SEC. The closing of the sale of PIPE Shares (the “PIPE Closing”) will be contingent upon the substantially concurrent consummation of the Merger.

Pursuant to the PIPE Subscription Agreement, Purchaser shall file (at Purchaser’s sole cost and expense) a registration statement registering the resale of the ordinary shares of Purchaser to be purchased in the private placement (the “PIPE Resale Registration Statement”) with the SEC no later than forty-five (45) calendar days following the Closing. Purchaser will use its commercially reasonable efforts to have the PIPE Resale Registration Statement declared effective as soon as practical but no later than the 5th business day after the date Purchaser is notified by the SEC that the PIPE Resale Registration Statement will not be “reviewed” or will not be subject to further review. (The rights set forth above granted to the Subscribers pursuant to the PIPE Subscription Agreements are defined as the “PIPE Registration Rights”).

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

The foregoing description of the Subscription Agreements does not purport to be complete and is qualified in its entirety by the terms and conditions of the form of the Subscription Agreement, a copy of which was filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 31, 2022 and incorporated by reference herein.

Support Agreement

Contemporaneously with the execution of the Merger Agreement, certain holders of Target ordinary shares entered into a support agreement (the “Target Stockholder Support Agreement”), pursuant to which such holders agreed to, among other things, approve the Merger Agreement and the proposed Business Combination.

The foregoing description of the Target Stockholder Support Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the actual agreement, a copy of which was filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on January 31, 2022 and incorporated by reference herein.

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

Note 7 — Stockholders’ Deficit

Common Stock

The Company is authorized to issue 30,000,000 shares of common stock with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 1,633,891 shares issued and outstanding, and after giving effect to the forfeiture of 83,202 shares to the Company by the Sponsor for no consideration since the underwriters’ 45-day over-allotment option was not exercised in full, so that the Initial Stockholders collectively own 20% of the Company’s issued and outstanding Common Stock after the Initial Public Offering.

Common stock subject to possible redemption

As of March 31, 2022 and December 31, 2021, there were 5,417,193 common shares subject to possible redemption are presented at redemption value of $10.00 per share as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets (see Note 2).

Public Rights

Except in cases where the Company is not the surviving Company in a business combination, the holders of the rights will automatically receive 1/10 of a share of common stock upon consummation of the Company’s initial business combination. In the event the Company will not be the surviving company upon completion of the initial business combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the 1/10 of a share underlying each right upon consummation of the business combination. The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of the Delaware General Corporation Law. As of March 31, 2022 and December 31, 2021, no rights had been issued.

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

The Company classifies its securities in the Trust Account that are invested in funds, such as Mutual Funds or Money Market Funds, that primarily invest in U.S. Treasury and equivalent securities as Trading Securities in accordance with ASC Topic 320 “Investments - Debt and Equity Securities. Trading Securities are recorded at fair market value on the accompanying condensed balance sheet.

At March 31, 2022, assets held in the Trust Account were comprised of $54,177,150 in a mutual fund that is invested primarily in U.S. Treasury Securities. Through March 31, 2022, the Company withdrew $2,468 of the interest earned on the Trust Account to pay franchise and income taxes.

At December 31, 2021, assets held in the Trust Account were comprised of $54,174,163 in a mutual fund that is invested primarily in U.S. Treasury Securities. Through December 31, 2021, the Company did not withdraw any of the interest earned on the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021 indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

			Quoted
			Prices in
			Active	Significant Other	Significant Other
	March 31,	December 31,	Markets	Observable	Unobservable Inputs
	2022	2021	(Level 1)	Inputs (Level 2)	(Level 3)
Assets:
Trust Account	$54,177,150	$—	$54,177,150	—	—
Trust Account	$—	$54,174,163	$54,174,163	—	—

Note 9 — Subsequent Events

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 7, 2022. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Recent Developments

As previously disclosed in the Company’s Current Report on Form 8-K, filed on January 31, 2022, on January 27, 2022, the Company, entered into that certain Agreement and Plan of Merger (as may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”), by and among the Company, Etao International Group, a Cayman Islands corporation (the “Target”), and Wensheng Liu, in his capacity as Etao’s Shareholders’ Representative (the “Shareholders’ Representative”), pursuant to which, among other things, (1) the Parent will merge with and into a to be formed Cayman Islands company (“Purchaser”), with the Purchaser being the surviving corporation in the merger (the “Redomestication Merger”) and (2) the Target will merge with and into a to be formed Cayman Islands company named (“Merger Sub”), with the Target as the surviving corporation in the merger (the “Acquisition Merger”), and, after giving effect to the Acquisition Merger, the Target being a wholly owned subsidiary of Purchaser and the Purchaser will change its name to Etao International Co., Ltd. (collectively, the “Business Combination”). Following the Business Combination, Purchaser expects to trade on the New York Stock Exchange. The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the actual agreement, which is filed as Exhibit 2.1 hereto and incorporated by reference herein.

Based upon the execution of the Merger Agreement, the period of time for the Company to complete a business combination under its certificate of incorporation is extended for a period of 6 months from May 20, 2022 to November 20, 2022.

Results of Operations

As of March 31, 2022, the Company had not commenced any operations. All activity through March 31, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

For the three months ended March 31, 2022, we had a net loss of $166,086, which consists of General and administrative of $171,541, offset by interest income on investments held in the Trust Account of $5,455.

For the period March 2, 2021 (inception) through March 31, 2021, we had a net loss of $1,000, which consists of General and administrative .

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

For the three months ended March 31, 2022, cash used in operating activities was $226,393. Net loss of $166,086 was affected by interest earned on investments held in the Trust Account of $5,455 and changes in operating assets and liabilities, which used $54,852 of cash from operating activities.

For the period March 2, 2021 (inception) through March 31, 2021, there was no cash used in operating activities.

At March 31, 2022, we had investments held in the Trust Account of $54,177,150. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. Interest earned on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2022, we have withdrawn an amount of $2,468 to pay franchise and income taxes on interest earned from the Trust Account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2022, we had cash of $117,504. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of the Working Capital Loans may be converted into Private Units at a price of $10.00 per unit. The Private Units would be identical to the Private Units. As of March 31, 2022 and December 31, 2021, we had no Working Capital Loans outstanding.

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

Going Concern

We have until November 20, 2022 to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after November 20, 2022.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Common stock Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of our condensed balance sheets.

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

Net Loss per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net loss attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed loss allocable to both the redeemable shares and non-redeemable shares and the undistributed loss is calculated using the total net loss less any dividends paid. We then allocated the undistributed loss ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders.

Recent Accounting Standards

In August 2020, the FASB issued ASU 2020-06, Debt -- Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2022, we were not subject to any market or interest rate risk. The net proceeds held in the Trust Account have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less, or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer had concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were ineffective due to the follows:

1) Our personnel’s technical knowledge is insufficient to ensure that the financial reporting is in compliance with US GAAP.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on March 7, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, other than as described below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 7, 2022.

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
2.1

Merger Agreement dated January 27, 2022 by and between Mountain Crest Acquisition Corp. III, ETAO International Group, and Wensheng Liu (incorporated by reference to Exhibit 2.1 to Form 8-K, filed by MCAE on January 31, 2022)

10.1	Form of PIPE Subscription Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by MCAE on January 31, 2022)
10.2

Form of Support Agreement, by and among Mountain Crest Acquisition Corp. III, ETAO International Group, and certain holders of ETAO International Group’s ordinary shares (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by MCAE on January 31, 2022)

10.3	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.3 to Form 8-K, filed by MCAE on January 31, 2022)
10.4	Form of Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 10.4 to Form 8-K, filed by MCAE on January 31, 2022)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed herewith.

**Furnished.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOUNTAIN CREST ACQUISITION CORP. III

Date:	May 16, 2022	By:	/s/ Suying Liu
		Name:	Suying Liu
		Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial and Accounting Officer)