Form 10-Q
period 2022-06-30
Mountain Crest Acquisition Corp. III
filed 2022-08-15
CIK 1853775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 15, 2022, there were 7,051,084 shares of the Company’s common stock, including shares of common stock underlying the units and rights, $0.0001 par value per share issued and outstanding.

		Page

PART 1 – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS	1

	Condensed Consolidated Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021 (Audited)	1

	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2022 and for the three months ended June 30, 2021 and for the period from March 2, 2021 (inception) through June 30, 2021 (Unaudited)	2

	Condensed Consolidated Statements of Changes in Stockholders’ Deficit for the three and six months ended June 30, 2022 and for the three months ended June 30, 2021 and for the period from March 2, 2021 (inception) through June 30, 2021 (Unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and for the period from March 2, 2021 (inception) through June 30, 2021 (Unaudited)	4

	Notes to Condensed Consolidated Financial Statements (Unaudited)	5

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	19

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	25

Item 4.	CONTROLS AND PROCEDURES	25

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	26

Item 1A.	RISK FACTORS	26

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	26

Item 3.	DEFAULTS UPON SENIOR SECURITIES	26

Item 4.	MINE SAFETY DISCLOSURES	26

Item 5.	OTHER INFORMATION	26

Item 6.	EXHIBITS	27

SIGNATURES		28

i

PART 1 – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

MOUNTAIN CREST ACQUISITION CORP. III

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)

ASSETS
Current Assets
Cash	$38,485	$341,429
Prepaid expenses	101,257	28,750
Marketable securities held in Trust Account	54,250,300	54,174,163
TOTAL ASSETS	$54,390,042	$54,544,342

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$60,851	$110,932
Income taxes payable	1,353	—
Total Current Liabilities	62,204	110,932
Convertible note - related party	100,000	—
Deferred underwriting fee payable	1,896,018	1,896,018
Total liabilities	2,058,222	2,006,950

COMMITMENTS AND CONTINGENCIES
Common stock subject to possible redemption, $0.0001 par value, 5,417,193 shares at redemption value of $10.00 per share at June 30, 2022 and December 31, 2021	54,171,930	54,171,930

STOCKHOLDERS’ DEFICIT
Common Stock; $0.0001 par value; 30,000,000 shares authorized; 1,633,891 shares issued and outstanding (excluding 5,417,193 shares subject to possible redemption), as of June 30, 2022 and December 31, 2021	163	163
Additional paid-in capital	—	—
Accumulated deficit	(1,840,273)	(1,634,701)
Total Stockholders' Deficit	(1,840,110)	(1,634,538)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$54,390,042	$54,544,342

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MOUNTAIN CREST ACQUISITION CORP. III

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

				For The Period from
				March 2, 2021
				(Inception)
	Three Months Ended		Six Months Ended	Through
	June 30,		June 30,	June 30,
	2022	2021	2022	2021
General and administrative	$111,283	$93,024	$282,824	$94,024
LOSS FROM OPERATIONS	(111,283)	(93,024)	(282,824)	(94,024)

Other income:
Interest earned on marketable securities held in Trust Account	73,150	391	78,605	391

Loss before provision for income taxes	(38,133)	(92,633)	(204,219)	(93,633)
Provision for income taxes	(1,353)	—	(1,353)	—
Net loss	$(39,486)	$(92,633)	$(205,572)	$(93,633)

Weighted average shares outstanding of redeemable common stock	5,417,193	2,326,100	5,417,193	1,763,959
Basic and diluted net (loss) income per share, common stock	$(0.01)	$1.30	$(0.03)	$1.99

Weighted average shares outstanding of non-redeemable common stock	1,633,891	1,392,017	1,633,891	1,357,696
Basic and diluted net loss per share, non-redeemable common stock	$(0.01)	$(2.23)	$(0.03)	$(2.66)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MOUNTAIN CREST ACQUISITION CORP. III

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

			Additional		Total
	Common stock		paid-in	Accumulated	stockholders’
	Shares	Amount	capital	deficit	deficit
Balance, January 1, 2022	1,633,891	$163	$—	$(1,634,701)	$(1,634,538)

Net loss	—	—	—	(166,086)	(166,086)

Balance, March 31, 2022	1,633,891	163	—	(1,800,787)	(1,800,624)

Net loss	—	—	—	(39,486)	(39,486)

Balance, June 30, 2022	1,633,891	$163	$—	$(1,840,273)	$(1,840,110)

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND

FOR THE PERIOD FROM MARCH 2, 2021 (INCEPTION) THROUGH JUNE 30, 2021

			Additional		Total
	Common Stock		paid-in	Accumulated	stockholders’
	Shares	Amount	capital	deficit	Equity (Deficit)
Balance, March 2, 2021 (inception)	—	$—	$—	$—	$—

Issuance of common stock to Sponsor	1,437,500	144	24,856	—	25,000

Net loss	—	—	—	(1,000)	(1,000)

Balance, March 31, 2021	1,437,500	144	24,856	(1,000)	24,000

Measurement of redeemable shares under ASC 480-10-S99	—	—	4,604,614	—	4,604,614

Allocation of offering costs related to redeemable shares	—	—	3,597,356	—	3,597,356

Offering costs	—	—	(3,931,536)	—	(3,931,536)

Sale of Private Placement Units	193,343	18	1,933,412	—	1,933,430

Issuance of Representative Shares	86,250	9	670,800	—	670,809

Forfeiture of Founder Shares	(83,202)	(8)	8	—	—

Accretion for common stock to redemption amount	—	—	(6,899,510)	(1,302,460)	(8,201,970)

Net loss	—	—	—	(92,633)	(92,633)

Balance, June 30, 2021	1,633,891	$163	$—	$(1,396,093)	$(1,395,930)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MOUNTAIN CREST ACQUISITION CORP. III

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

		For the period from
	Six Months Ended	March 2, 2021
	June 30,	(inception) through
	2022	June 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(205,572)	$(93,633)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(78,605)	(391)
Changes in operating assets and liabilities:
Prepaid expenses	(72,507)	(63,250)
Income taxes payable	1,353	—
Accounts payable and accrued expenses	(50,081)	25,800
Net cash flows used in operating activities	(405,412)	(131,474)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash withdrawn from Trust Account to pay franchise and income taxes	2,468	—
Investment of cash into Trust Account	—	(54,171,930)
Net cash flows provided by (used in) financing activities	2,468	(54,171,930)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock to the sponsor	—	25,000
Proceeds from sale of Units	—	54,171,930
Payment of underwriter compensation	—	(1,083,439)
Proceeds from sale of Private Placement Units	—	1,933,430
Proceeds from convertible promissory note - related party	100,000	—
Proceeds from promissory note - related party	—	80,264
Repayment of promissory note - related party	—	(80,264)
Payment of offering costs	—	(281,270)
Net cash flows provided by financing activities	100,000	54,765,651

NET CHANGE IN CASH	(302,944)	462,247
CASH, BEGINNING OF PERIOD	341,429	—
CASH, END OF PERIOD	$38,485	$462,247

Supplemental disclosure of noncash investing and financing activities:
Issuance of Representative Shares	$—	$670,809
Offering costs paid through promissory note	$—	$80,264
Accretion to Class A common stock subject to possible redemption	$—	$8,201,970
Deferred underwriting fee payable	$—	$1,896,018
Forfeiture of Founder Shares	$—	$(8)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MOUNTAIN CREST ACQUISITION CORP. III

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

JUNE 30, 2022

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

The Company has one subsidiary, ETAO International Co., Ltd., a direct wholly owned subsidiary of the Company incorporated in the Cayman Islands on June 30, 2022 (“Purchaser”). The Purchaser has one subsidiary, ETAO Merger Sub Inc., a direct wholly owned subsidiary of the Purchaser incorporated in the Cayman Islands on June 30, 2022 (“Merger Sub”). As of June 30, 2022 the subsidiaries had no activity.

As of June 30, 2022, the Company had not commenced any operations. All activity through June 30, 2022 relates to the Company’s formation and initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination, in particular, activities in connection with the proposed business combination with Etao International Group, a Cayman Islands corporation (Etao) (see Note 6). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed consolidated financial statements. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity and Capital Resources

As of June 30, 2022, the Company had $38,485 of cash held outside its Trust Account for use as working capital (the “Working Capital”).

The promissory note from the Sponsor was paid in full at May 20, 2021. In addition, in order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company working capital loans, as defined below (see Note 5). To date, there were $100,000 outstanding under working capital loans.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of SEC.

The accompanying unaudited condensed consolidated financial statements as of June 30, 2022 have been prepared in accordance with U.S. GAAP for interim financial information and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2022 is not necessarily indicative of the results that may be expected for the year ending December 31, 2022, or any future period.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its majority owned subsidiaries where the Company has the ability to exercise control. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed consolidated financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers cash equivalents to be highly liquid investments with a maturity at the date of purchase of three months or less. The Company did not have any cash equivalents at June 30, 2022 and December 31, 2021.

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

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, 5,417,193 common shares subject to possible redemption are presented at redemption value of $10.00 per share as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed consolidated balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit. The Company allocates gross proceeds between Public Shares and Public Rights based on the relative fair values of Public Shares and Public Rights.

At June 30, 2022 and December 31, 2021, the common stock reflected in the condensed consolidated balance sheets are reconciled in the following table:

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

Net Loss Per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net loss attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed loss allocable to both the redeemable shares and non-redeemable shares and the undistributed loss is calculated using the total net loss less any dividends paid. We then allocated the undistributed loss ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of June 30, 2022 and 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The net loss per share presented in the condensed consolidated statements of operations is based on the following:

	For the three months ended				For the six months ended		For the Period From March 2, 2021
	June 30,				June 30		(Inception) Through June 30,
	2022		2021		2022		2021
		Non-		Non-		Non-		Non-
	Redeemable	Redeemable	Redeemable	Redeemable	Redeemable	Redeemable	Redeemable	Redeemable
	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss including accretion of temporary equity	$(30,336)	(9,150)	$(5,189,207)	(3,105,396)	$(157,936)	(47,636)	$(4,687,611)	(3,607,992)
Accretion of temporary equity to redemption value	—	—	8,201,970	—	—	—	8,201,970	—
Allocation of net income (loss)	$(30,336)	$(9,150)	$3,012,763	$(3,105,396)	$(157,936)	$(47,636)	$3,514,359	$(3,607,992)

Denominator:
Weighted-average shares outstanding	5,417,193	1,633,891	2,326,100	1,392,017	5,417,193	1,633,891	1,763,959	1,357,696
Basic and diluted net income (loss) per share	$(0.01)	$(0.01)	$1.30	$(2.23)	$(0.03)	$(0.03)	$1.99	$(2.66)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities approximate the carrying amounts represented in the accompanying condensed consolidated balance sheets, primarily due to their short-term nature.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed consolidated financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2022 and December 31, 2021, the Company had a deferred tax asset of approximately $44,000 and $70,000, respectively, which is comprised of net operating losses and startup costs. A full valuation allowance has been recorded at each date.

ASC 740 -270-25-2 requires that an annual effective tax rate be determined and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5. The Company’s effective tax rate was 3.55% and 0.00% for the three months ended June 30, 2022 and 2021, respectively, and 0.66% and 0.00% for the six months ended June 30, 2022 and for the period March 2, 2021 (inception) through June 30, 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2022 and for the three months ended June 30, 2021 and for the period March 2, 2021 (inception) through June 30, 2021, due to the start-up costs and net operating loss carryover which are not currently deductible.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

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

Administrative Support Agreement

The Company entered into an agreement, commencing on May 20, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. For the three and six months ended June 30, 2022, a total of $30,000 and $60,000, respectively, has been incurred and paid under this agreement. For the three months ended June 30, 2021 and for period from March 2, 2021 (inception) through June 30, 2021, the Company incurred and paid $20,000 for these services.

Promissory Note — Related Party

On March 3, 2021, the Company issued certain promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate amount of $500,000 to cover expenses related to the Initial Public Offering. The aforementioned promissory note was non-interest bearing and payable on the completion of the Initial Public Offering. The total outstanding balance under the aforementioned promissory note of $80,264 was repaid at the closing of the Initial Public Offering on May 20, 2021.

On June 15, 2022, the Company issued certain unsecured promissory note in the aggregate principal amount up to $100,000 to the Sponsor. Pursuant to such note, the Sponsor agreed to loan to the Company an aggregate amount up to $100,000 that may be drawn down from time to time and payable on the earlier of: (i) the date on which Company consummates an initial business combination with a target business, or (ii) the date the Company liquidates if a business combination is not consummated. The note does not bear interest. In the event that the Company does not consummate a business combination, such note will be repaid only from amounts remaining outside of the Company’s trust account, if any. In addition, the note may be converted at the closing of a business combination by the Company into private units of the Company identical to the public units issued in the Company’s initial public offering at a price of $10.00 per unit. The proceeds of the note will be used by the Company for working capital purposes. As of June 30, 2022 and December 31, 2021 there were $100,000 and no Working Capital Loans outstanding, respectively.

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

The Merger Agreement

On January 27, 2022, the Company, entered into that certain Agreement and Plan of Merger (as may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”), by and among the Company, Etao International Group, a Cayman Islands corporation (the “Target”), and Wensheng Liu, in his capacity as Etao’s Shareholders’ Representative (the “Shareholders’ Representative”), pursuant to which, among other things, (1) the Company will merge with and into ETAO International Co., Ltd. (“Purchaser”), with the Purchaser being the surviving corporation in the merger (the “Redomestication Merger”) and (2) the Target will merge with and into ETAO Merger Sub Inc (“Merger Sub”), with the Target as the surviving corporation in the merger (the “Acquisition Merger”), and, after giving effect to the Acquisition Merger, the Target being a wholly owned subsidiary of Purchaser and the Purchaser will change its name to Etao International Co., Ltd. (collectively, the “Business Combination”). Following the Business Combination, Purchaser expects to trade on the New York Stock Exchange.

Based upon the execution of the Merger Agreement, the period of time for the Company to complete a business combination under its certificate of incorporation was extended for a period of 6 months from May 20, 2022 to November 20, 2022.

The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Merger Agreement, a copy of which was filed as Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on January 31, 2022.

The Amendment to the Merger Agreement

On June 7, 2022, the Company, the Target and the Shareholders’ Representative entered into an Amendment to Agreement and Plan of Merger (the “Amendment”) that expressly amended and modified the Merger Agreement as follows:

1.The agreed value of the Company is reduced from $2,500,000,000 to $1,000,000,000. Thus, in consideration of the Acquisition Merger, Purchaser will issue 100,000,000 ordinary shares at a per share price of US$10.00 per share as agreed by the parties to the shareholders of the Company in exchange for 100% of the issued and outstanding ordinary shares of the Company.

2.In connection with the Sponsor’s designation of a director to the Purchaser’s board of directors following the Acquisition Merger, the Sponsor, in its sole discretion, shall determine whether its designee will be an independent or dependent director. In the event that Sponsor’s designee to the Purchaser’s board of directors is dependent, then the Company and such designee shall enter into an agreement establishing the responsibilities and the compensation for such director prior to the closing of the Acquisition Merger.

3.The Outside Date for the closing of the Business Combination is extended from May 31, 2022 to October 5, 2022. In the event that the Business Combination shall not be consummated prior to October 5, 2022, then either MCAE or the Shareholders’ Representative may terminate the Merger Agreement, provided that such terminating party, MCAE, on the one hand, or the Company or the Shareholders’ Representative, on the other hand, has not otherwise failed to materially perform its obligations under the Merger Agreement. If the parties do not terminate the Merger Agreement within five business days of the Outside Date, then the Company shall be responsible to pay all costs and expenses incurred in connection with MCAE’s obtaining any and all extensions to the deadline in which MCAE is required to complete the Business Combination, which is currently November 20, 2022.

4.The Company’s failure to provide (i) its audited financial statements for the years ended December 31, 2021 and 2020 or its reviewed condensed and consolidated financial statements for the six month periods ended June 30, 2022 and 2021 or (ii) obtain approval or consent from any Governmental Authority, including but not limited to the Cyberspace Administration of China or the China Securities Regulatory Commission by the Outside Date shall constitute a material failure by the Company and the Shareholders’ Representative to perform its obligations hereunder.

The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by the terms and conditions of the Amendment to the Agreement and Plan of Merger, a copy of which was filed as Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on June 13, 2022 and incorporated by reference herein.

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

The foregoing description of the Subscription Agreements does not purport to be complete and is qualified in its entirety by the terms and conditions of the form of the Subscription Agreement, a copy of which was filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 31, 2022.

Support Agreement

Contemporaneously with the execution of the Merger Agreement, certain holders of Target ordinary shares entered into a support agreement (the “Target Stockholder Support Agreement”), pursuant to which such holders agreed to, among other things, approve the Merger Agreement and the proposed Business Combination.

The foregoing description of the Target Stockholder Support Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the actual agreement, a copy of which was filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on January 31, 2022.

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

M&A Advisory Agreement

The Company engaged Beijing Haohan Tianyu Investment Consulting Co., Ltd. (“BHTIC”) to act as its M&A Advisor to conduct local due diligence for the Company on ETAO by entering into the M&A Advisory Agreement on May 11, 2022. Pursuant to the M&A Advisory Agreement, as amended on June 14, 2022, the Company shall make a payment to BHTIC of an aggregate M&A Fee (the “M&A Fee”) equivalent to 3% of the pre-money equity value of ETAO in shares of the post-transaction combined company to be issued upon closing of the Transaction at $10 per share.

Note 7 — Stockholders’ Deficit

Common Stock

The Company is authorized to issue 30,000,000 shares of common stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 1,633,891 shares issued and outstanding, and after giving effect to the forfeiture of 83,202 shares to the Company by the Sponsor for no consideration since the underwriters’ 45-day over-allotment option was not exercised in full, so that the Initial Stockholders collectively own 20% of the Company’s issued and outstanding Common Stock after the Initial Public Offering.

Common stock subject to possible redemption

As of June 30, 2022 and December 31, 2021, there were 5,417,193 common shares subject to possible redemption are presented at redemption value of $10.00 per share as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed consolidated balance sheets (see Note 2).

Public Rights

Except in cases where the Company is not the surviving Company in a business combination, the holders of the rights will automatically receive 1/10 of a share of common stock upon consummation of the Company’s initial business combination. In the event the Company will not be the surviving company upon completion of the initial business combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the 1/10 of a share underlying each right upon consummation of the business combination. The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of the Delaware General Corporation Law. As of June 30, 2022 and December 31, 2021, no rights had been issued.

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

The Company classifies its securities in the Trust Account that are invested in funds, such as Mutual Funds or Money Market Funds, that primarily invest in U.S. Treasury and equivalent securities as Trading Securities in accordance with ASC Topic 320 “Investments - Debt and Equity Securities. Trading Securities are recorded at fair market value on the accompanying condensed consolidated balance sheets.

At June 30, 2022, assets held in the Trust Account were comprised of $54,250,300 in a mutual fund that is invested primarily in U.S. Treasury Securities. Through June 30, 2022, the Company withdrew $2,468 of the interest earned on the Trust Account to pay franchise and income taxes.

At December 31, 2021, assets held in the Trust Account were comprised of $54,174,163 in a mutual fund that is invested primarily in U.S. Treasury Securities. Through December 31, 2021, the Company did not withdraw any of the interest earned on the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

			Quoted
			Prices in
			Active	Significant Other	Significant Other
	June 30,	December 31,	Markets	Observable	Unobservable Inputs
	2022	2021	(Level 1)	Inputs (Level 2)	(Level 3)
Assets:
Marketable Securities held in Trust Account	$54,250,300	$—	$54,250,300	—	—
Marketable Securities held in Trust Account	$—	$54,174,163	$54,174,163	—	—

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed consolidated financial statements were issued. Based upon this review, other than described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

Termination of the PIPE Subscription Agreement

On July 25, 2022, the Company and the Subscriber terminated the PIPE Subscription Agreement by mutual consent by executing a Mutual Termination Agreement, dated as of July 25, 2022. Pursuant to the Mutual Termination Agreement, the PIPE Subscription Agreement is void and of no further force and effect, and all rights and obligations of the parties thereunder have terminated.

The foregoing description of the Mutual Termination Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Mutual Termination Agreement, a copy of which was filed as Exhibit 2.2 to the Current Report on Form 8-K filed with the SEC on July 29, 2022 and incorporated by reference herein.

Joinder Agreement

On June 30, 2022, the Company formed ETAO International Co., Ltd., as a wholly owned subsidiary and a Cayman Islands exempted company to be the Purchaser under the Merger Agreement. Also on June 30, 2022, the Company formed ETAO Merger Sub, Inc., as a wholly owned subsidiary of ETAO International Co., Ltd. and a Cayman Islands exempted company to be the Merger Sub under the Merger Agreement. On July 26, 2022, the Company, the Target, the Shareholders’ Representative, ETAO International Co., Ltd. and ETAO Merger Sub, Inc., entered into a Joinder Agreement to the Merger Agreement (the “Joinder Agreement”), that expressly amended and modified the Merger Agreement, by admitting ETAO International Co., Ltd. and ETAO Merger Sub, Inc. as parties to the Merger Agreement and fully binding them to all of the covenants, terms, representation, warranties, rights, obligations and conditions of the Merger Agreement applicable to such party as though an original party thereto.

The foregoing description of the Joinder Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the actual agreement, a copy of which was filed as Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on July 29, 2022 and incorporated by reference herein.

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

The Merger Agreement

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

Based upon the execution of the Merger Agreement, the period of time for the Company to complete a business combination under its certificate of incorporation was extended for a period of 6 months from May 20, 2022 to November 20, 2022.

The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Merger Agreement, a copy of which was filed as Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on January 31, 2022.

The Amendment to the Merger Agreement

On June 7, 2022, the Company, the Target and the Shareholders’ Representative entered into an Amendment to Agreement and Plan of Merger (the “Amendment”) that expressly amended and modified the Merger Agreement as follows:

1.The agreed value of the Company is reduced from $2,500,000,000 to $1,000,000,000. Thus, in consideration of the Acquisition Merger, Purchaser will issue 100,000,000 ordinary shares at a per share price of US$10.00 per share as agreed by the parties to the shareholders of the Company in exchange for 100% of the issued and outstanding ordinary shares of the Company.
2.In connection with the Sponsor’s designation of a director to the Purchaser’s board of directors following the Acquisition Merger, the Sponsor, in its sole discretion, shall determine whether its designee will be an independent or dependent director. In the event that Sponsor’s designee to the Purchaser’s board of directors is dependent, then the Company and such designee shall enter into an agreement establishing the responsibilities and the compensation for such director prior to the closing of the Acquisition Merger.
3.The Outside Date for the closing of the Business Combination is extended from May 31, 2022 to October 5, 2022. In the event that the Business Combination shall not be consummated prior to October 5, 2022, then either MCAE or the Shareholders’ Representative may terminate the Merger Agreement, provided that such terminating party, MCAE, on the one hand, or the Company or the Shareholders’ Representative, on the other hand, has not otherwise failed to materially perform its obligations under the Merger Agreement. If the parties do not terminate the Merger Agreement within five business days of the Outside Date, then the Company shall be responsible to pay all costs and expenses incurred in connection with MCAE’s obtaining any and all extensions to the deadline in which MCAE is required to complete the Business Combination, which is currently November 20, 2022.
4.The Company’s failure to provide (i) its audited financial statements for the years ended December 31, 2021 and 2020 or its reviewed condensed and consolidated financial statements for the six month periods ended June 30, 2022 and 2021 or (ii) obtain approval or consent from any Governmental Authority, including but not limited to the Cyberspace Administration of China or the China Securities Regulatory Commission by the Outside Date shall constitute a material failure by the Company and the Shareholders’ Representative to perform its obligations hereunder.

The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by the terms and conditions of the Amendment to the Agreement and Plan of Merger, a copy of which was filed as Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on June 13, 2022 and incorporated by reference herein.

On June 30, 2022, the Company formed ETAO International Co., Ltd., as a wholly owned subsidiary and a Cayman Islands exempted company to be the Purchaser under the Merger Agreement. Also on June 30, 2022, the Company formed ETAO Merger Sub, Inc., as a wholly owned subsidiary of ETAO International Co., Ltd. and a Cayman Islands exempted company to be the Merger Sub under the Merger Agreement.

Termination of the PIPE Subscription Agreement

On July 25, 2022, the Company and the Subscriber terminated the PIPE Subscription Agreement by mutual consent by executing a Mutual Termination Agreement, dated as of July 25, 2022. Pursuant to the Mutual Termination Agreement, the PIPE Subscription Agreement is void and of no further force and effect, and all rights and obligations of the parties thereunder have terminated.

The foregoing description of the Mutual Termination Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Mutual Termination Agreement, a copy of which was filed as Exhibit 2.2 to the Current Report on Form 8-K filed with the SEC on July 29, 2022 and incorporated by reference herein.

Joinder Agreement

On June 30, 2022, the Company formed ETAO International Co., Ltd., as a wholly owned subsidiary and a Cayman Islands exempted company to be the Purchaser under the Merger Agreement. Also on June 30, 2022, the Company formed ETAO Merger Sub, Inc., as a wholly owned subsidiary of ETAO International Co., Ltd. and a Cayman Islands exempted company to be the Merger Sub under the Merger Agreement. On July 26, 2022, the Company, the Target, the Shareholders’ Representative, ETAO International Co., Ltd. and ETAO Merger Sub, Inc., entered into a Joinder Agreement to the Merger Agreement (the “Joinder Agreement”), that expressly amended and modified the Merger Agreement, by admitting ETAO International Co., Ltd. and ETAO Merger Sub, Inc. as parties to the Merger Agreement and fully binding them to all of the covenants, terms, representation, warranties, rights, obligations and conditions of the Merger Agreement applicable to such party as though an original party thereto.

The foregoing description of the Joinder Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the actual agreement, a copy of which was filed as Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on July 29, 2022 and incorporated by reference herein.

Results of Operations

As of June 30, 2022, the Company had not commenced any operations. All activity through June 30, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

For the three months ended June 30, 2022, we had a net loss of $39,486, which consists of general and administrative expenses of $111,283 and a provision for income taxes of $1,353, offset by interest income on investments held in the Trust Account of $73,150.

For the six months ended June 30, 2022, we had a net loss of $205,572, which consists of general and administrative expenses of $282,824 and a provision for income taxes of $1,353, offset by interest income on investments held in the Trust Account of $78,605.

For the three months ended June 30, 2021, we had a net loss of $92,633, which consists of general and administrative expenses of $93,024, offset by interest income on investments held in the Trust Account of $391.

For the period March 2, 2021 (inception) through June 30, 2021, we had a net loss of $93,633, which consists of general and administrative expenses of $94,024, offset by interest income on investments held in the Trust Account of $391.

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

For the six months ended June 30, 2022, cash used in operating activities was $405,412. Net loss of $205,572 was affected by interest earned on marketable securities held in the Trust Account of $78,605 and changes in operating assets and liabilities, which used $121,235 of cash from operating activities.

For the period March 2, 2021 (inception) through June 30, 2021, cash used in operating activities was $131,474. Net loss of $93,633 was affected by interest earned on investments held in the Trust Account of $391 and changes in operating assets and liabilities, which used $37,450 of cash from operating activities.

At June 30, 2022, we had investments held in the Trust Account of $54,250,300. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. Interest earned on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2022, we have withdrawn an amount of $2,468 to pay franchise and income taxes on interest earned from the Trust Account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2022, we had cash of $38,485. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

On June 15, 2022, the Company issued an unsecured promissory note in the aggregate principal amount up to $100,000 (the “Note”) to the Sponsor. Pursuant to the Note, the Sponsor agreed to loan to the Company an aggregate amount up to $100,000 that may be drawn down from time to time and payable on the earlier of: (i) the date on which Company consummates an initial business combination with a target business, or (ii) the date the Company liquidates if a business combination is not consummated. The Note does not bear interest. In the event that the Company does not consummate a business combination, the Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. In addition, the Note may be converted at the closing of a business combination by the Company into private units of the Company identical to the public units issued in the Company’s initial public offering at a price of $10.00 per unit. As of June 30, 2022 and December 31, 2021 there were $100,000 and no Working Capital Loans outstanding, respectively.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Common stock Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of our condensed consolidated balance sheets.

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

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed consolidated financial statements.

Subsequent Events

Joinder Agreement

On July 26, 2022, the Company, the Target, the Shareholders’ Representative, ETAO International Co., Ltd. and ETAO Merger Sub, Inc., entered into a Joinder Agreement to the Merger Agreement (the “Joinder Agreement”), that expressly amended and modified the Merger Agreement, by admitting ETAO International Co., Ltd. and ETAO Merger Sub, Inc. as parties to the Merger Agreement and fully binding them to all of the covenants, terms, representation, warranties, rights, obligations and conditions of the Merger Agreement applicable to such party as though an original party thereto.

The foregoing description of the Joinder Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the actual agreement, a copy of which was filed as Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on July 29, 2022 and incorporated by reference herein.

Termination of the PIPE Subscription Agreement

On July 25, 2022, the Company and the Subscriber terminated the PIPE Subscription Agreement by mutual consent by executing a Mutual Termination Agreement, dated as of July 25, 2022. Pursuant to the Mutual Termination Agreement, the PIPE Subscription Agreement is void and of no further force and effect, and all rights and obligations of the parties thereunder have terminated.

The foregoing description of the Mutual Termination Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Mutual Termination Agreement, a copy of which was filed as Exhibit 2.2 to the Current Report on Form 8-K filed with the SEC on July 29, 2022 and incorporated by reference herein.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2022, we were not subject to any market or interest rate risk. The net proceeds held in the Trust Account have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less, or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended June 30, 2022.

This Quarterly Report on Form 10-Q does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Remediation of a Material weakness in Internal Control over Financial Reporting

In response to the previously identified material weakness, the Company designed and implemented remediation measures to address the material weakness identified and enhanced its internal control over financial reporting. The Company has enhanced its financial reporting processes to better identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to its financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among the Company’s personnel and third-party professionals with whom management consults regarding complex accounting applications.

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
2.1

Amendment to the Agreement and Plan of Merger, dated June 7, 2022 by and between Mountain Crest Acquisition Corp. III, ETAO International Group, and Wensheng Liu, in his capacity as the Company Shareholders’ Representative (incorporated by reference to Exhibit 2.1 to Form 8-K, filed by MCAE on June 13, 2022)

2.2

Joinder Agreement, dated July 26, 2022 by and between Mountain Crest Acquisition Corp. III, ETAO International Group, Wensheng Liu, in his capacity as the Company Shareholders’ Representative, ETAO International Co., Ltd. and ETAO Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K, filed by MCAE on June 29, 2022)

2.3

Mutual Termination Agreement, dated July 25, 2022 between Mountain Crest Acquisition Corp. III and SME Investment Group Co., Ltd. (incorporated by reference to Exhibit 2.1 to Form 8-K, filed by MCAE on June 29, 2022)

10.1	Form of Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 10.4 to Form 8-K, filed by MCAE on June 21, 2022)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed herewith.

**Furnished.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOUNTAIN CREST ACQUISITION CORP. III

Date:	August 15, 2022	By:	/s/ Suying Liu
		Name:	Suying Liu
		Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial and Accounting Officer)