Form 10-Q
period 2022-09-30
Mountain Crest Acquisition Corp. III
filed 2022-11-14
CIK 1853775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 14, 2022, there were 7,051,084 shares of the Company’s common stock, including shares of common stock underlying the units, $0.0001 par value per share issued and outstanding.

		Page

PART 1 – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS	1

	Condensed Consolidated Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021 (Audited)	1

	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021 and for the period from March 2, 2021 (Inception) through September 30, 2021 (Unaudited)	2

	Condensed Consolidated Statements of Changes in Stockholders’ Deficit for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021 and for the period from March 2, 2021 (Inception) through September 30, 2021 (Unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and for the period from March 2, 2021 (Inception) through September 30, 2021 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	23

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	29

Item 4.	CONTROLS AND PROCEDURES	29

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	31

Item 1A.	RISK FACTORS	31

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	31

Item 3.	DEFAULTS UPON SENIOR SECURITIES	31

Item 4.	MINE SAFETY DISCLOSURES	31

Item 5.	OTHER INFORMATION	31

Item 6.	EXHIBITS	32

SIGNATURES		33

i

PART 1 – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

MOUNTAIN CREST ACQUISITION CORP. III

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)	(Audited)

ASSETS
Current Assets
Cash	$284	$341,429
Prepaid expenses	35,506	28,750
Marketable securities held in Trust Account	54,438,427	54,174,163
TOTAL ASSETS	$54,474,217	$54,544,342

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$112,229	$110,932
Income taxes payable	41,348	—
Convertible note - related party	100,000	—
Deferred underwriting fee payable	1,896,018	1,896,018
Total liabilities	2,149,595	2,006,950

COMMITMENTS AND CONTINGENCIES
Common stock subject to possible redemption, $0.0001 par value, 5,417,193 shares at redemption value of $10.03 per share at September 30, 2022 and $10.00 per share at December 31, 2021	54,327,479	54,171,930

STOCKHOLDERS’ DEFICIT
Common Stock; $0.0001 par value; 30,000,000 shares authorized; 1,633,891 shares issued and outstanding (excluding 5,417,193 shares subject to possible redemption), as of September 30, 2022 and December 31, 2021	163	163
Additional paid-in capital	—	—
Accumulated deficit	(2,003,020)	(1,634,701)
Total Stockholders’ Deficit	(2,002,857)	(1,634,538)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$54,474,217	$54,544,342

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MOUNTAIN CREST ACQUISITION CORP. III

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

				For The Period from
				March 2, 2021
				(Inception)
	Three Months Ended		Nine Months Ended	Through
	September 30,		September 30,	September 30,
	2022	2021	2022	2021
General and administrative	$211,469	$117,631	$494,293	$211,655
LOSS FROM OPERATIONS	(211,469)	(117,631)	(494,293)	(211,655)

Other income:
Interest earned on marketable securities held in Trust Account	244,266	697	322,871	1,088

Income (Loss) before provision for income taxes	32,797	(116,934)	(171,422)	(210,567)
Provision for income taxes	(39,995)	—	(41,348)	—
Net loss	$(7,198)	$(116,934)	$(212,770)	$(210,567)

Weighted average shares outstanding of redeemable common stock	5,417,193	5,417,193	5,417,193	3,349,325
Basic and diluted net income (loss) per share, common stock	$0.01	$(0.02)	$(0.02)	$0.71

Weighted average shares outstanding of non-redeemable common stock	1,633,891	1,633,891	1,633,891	1,477,554
Basic and diluted net income (loss) per share, non-redeemable common stock	$(0.02)	$(0.02)	$(0.05)	$(1.74)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MOUNTAIN CREST ACQUISITION CORP. III

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

			Additional		Total
	Common stock		paid-in	Accumulated	Stockholders’
	Shares	Amount	capital	deficit	Deficit
Balance, January 1, 2022	1,633,891	$163	$—	$(1,634,701)	$(1,634,538)

Net loss	—	—	—	(166,086)	(166,086)

Balance, March 31, 2022	1,633,891	163	—	(1,800,787)	(1,800,624)

Net loss	—	—	—	(39,486)	(39,486)

Balance, June 30, 2022	1,633,891	163	—	(1,840,273)	(1,840,110)

Accretion for common stock to redemption amount	—	—	—	(155,549)	(155,549)

Net income	—	—	—	(7,198)	(7,198)

Balance, September 30, 2022	1,633,891	$163	$—	$(2,003,020)	$(2,002,857)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND

FOR THE PERIOD FROM MARCH 2, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

			Additional		Total
	Common Stock		paid-in	Accumulated	Stockholders’
	Shares	Amount	capital	deficit	Equity (Deficit)
Balance, March 2, 2021 (inception)	—	$—	$—	$—	$—

Issuance of common stock to Sponsor	1,437,500	144	24,856	—	25,000

Net loss	—	—	—	(1,000)	(1,000)

Balance, March 31, 2021	1,437,500	144	24,856	(1,000)	24,000

Measurement of redeemable shares under ASC 480-10-S99	—	—	4,604,614	—	4,604,614

Allocation of offering costs related to redeemable shares	—	—	3,597,356	—	3,597,356

Offering costs	—	—	(3,931,536)	—	(3,931,536)

Sale of Private Placement Units	193,343	18	1,933,412	—	1,933,430

Issuance of Representative Shares	86,250	9	670,800	—	670,809

Forfeiture of Founder Shares	(83,202)	(8)	8	—	—

Accretion for common stock to redemption amount	—	—	(6,899,510)	(1,302,460)	(8,201,970)

Net loss	—	—	—	(92,633)	(92,633)

Balance, June 30, 2021	1,633,891	163	—	(1,396,093)	(1,395,930)

Net loss	—	—	—	(116,934)	(116,934)

Balance, September 30, 2021	1,633,891	$163	$—	$(1,513,027)	$(1,512,864)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MOUNTAIN CREST ACQUISITION CORP. III

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

		For the period from
	Nine Months Ended	March 2, 2021
	September 30,	(Inception) through
	2022	September 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(212,770)	$(210,567)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(322,871)	(1,088)
Changes in operating assets and liabilities:
Prepaid expenses	(6,756)	(46,000)
Income taxes payable	41,348	—
Accounts payable and accrued expenses	1,297	35,556
Net cash flows used in operating activities	(499,752)	(222,099)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash withdrawn from Trust Account to pay franchise and income taxes	58,607	—
Investment of cash into Trust Account	—	(54,171,930)
Net cash flows provided by (used in) investing activities	58,607	(54,171,930)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock to the sponsor	—	25,000
Proceeds from sale of Units	—	54,171,930
Payment of underwriter compensation	—	(1,083,439)
Proceeds from sale of Private Placement Units	—	1,933,430
Proceeds from convertible promissory note - related party	100,000	—
Proceeds from promissory note - related party	—	80,264
Repayment of promissory note - related party	—	(80,264)
Payment of offering costs	—	(281,270)
Net cash flows provided by financing activities	100,000	54,765,651

NET CHANGE IN CASH	(341,145)	371,622
CASH, BEGINNING OF PERIOD	341,429	—
CASH, END OF PERIOD	$284	$371,622

Supplemental disclosure of noncash investing and financing activities:
Issuance of Representative Shares	$—	$670,809
Offering costs paid through promissory note	$—	$80,264
Accretion to Class A common stock subject to possible redemption	$155,549	$8,201,970
Deferred underwriting fee payable	$—	$1,896,018
Forfeiture of Founder Shares	$—	$(8)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MOUNTAIN CREST ACQUISITION CORP. III

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2022

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

The Company has one subsidiary, ETAO International Co., Ltd., a direct wholly owned subsidiary of the Company incorporated in the Cayman Islands on June 30, 2022 (“Purchaser”). The Purchaser has one subsidiary, ETAO Merger Sub Inc., a direct wholly owned subsidiary of the Purchaser incorporated in the Cayman Islands on June 30, 2022 (“Merger Sub”). As of September 30, 2022 the subsidiaries had no activity.

As of September 30, 2022, the Company had not commenced any operations. All activity through September 30, 2022 relates to the Company’s formation and initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination, in particular, activities in connection with the proposed business combination with ETAO International Group, a Cayman Islands corporation (Etao) (see Note 6). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

The Company has until November 20, 2022 to consummate a Business Combination. On October 18, 2022, the Company filed a Definitive Proxy Statement seeking to obtain shareholder approval to amend its certificate of incorporation to extend the time period the Company has to consummate its Business Combination for 3-months from November 20, 2022 to February 20, 2023 (see Note 9).

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these condensed consolidated financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed consolidated financial statements.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

Liquidity and Capital Resources

As of September 30, 2022, the Company had $284 of cash held outside its Trust Account for use as working capital (the “Working Capital”).

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

On October 3, 2022, the Company issued an unsecured promissory note in the aggregate principal amount up to $100,000 (the “Note”) to the Sponsor. Pursuant to the Note, the Sponsor agreed to loan to the Company an aggregate amount up to $100,000 that may be drawn down from time to time and payable on the earlier of: (i) the date on which Company consummates an initial business combination with a target business, or (ii) the date the Company liquidates if a business combination is not consummated (see Note 9).

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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination by November 20, 2022, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 20, 2022. On October 18, 2022, the Company filed a Definitive Proxy Statement seeking to obtain shareholder approval to amend its certificate of incorporation to extend the time period the Company has to consummate its Business Combination for 3-months from November 20, 2022 to February 20, 2023 (see Note 9)

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of SEC.

The accompanying unaudited condensed consolidated financial statements as of September 30, 2022 have been prepared in accordance with U.S. GAAP for interim financial information and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2022 is not necessarily indicative of the results that may be expected for the year ending December 31, 2022, or any future period.

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

Cash and Cash Equivalents

The Company considers cash equivalents to be highly liquid investments with a maturity at the date of purchase of three months or less. The Company did not have any cash equivalents at September 30, 2022 and December 31, 2021.

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

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, 5,417,193 common shares subject to possible redemption are presented at redemption value of $10.03 per share as of September 30, 2022 and $10.00 per share as of December 31, 2021 as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed consolidated balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit. The Company allocates gross proceeds between Public Shares and Public Rights based on the relative fair values of Public Shares and Public Rights.

At September 30, 2022 and December 31, 2021, the common stock reflected in the condensed consolidated balance sheets are reconciled in the following table:

Gross proceeds	$54,171,930
Less:
Proceeds allocated to public rights	(4,604,614)
Allocation of offering costs related to redeemable shares	(3,597,356)
Plus:
Accretion of carrying value to redemption value	8,201,970
Common stock subject to possible redemption, December 31, 2021	54,171,930
Plus:
Accretion of carrying value to redemption value	155,549
Common stock subject to possible redemption, September 30, 2022	$54,327,479

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

Net Income (Loss) Per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed loss allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net income (loss) less any dividends paid. We then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of September 30, 2022 and 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

The net income (loss) per share presented in the condensed consolidated statements of operations is based on the following:

	For the three months ended				For the nine months ended		For the Period From March 2, 2021
	September 30,				September 30		(Inception) Through September 30,
	2022		2021		2022		2021
		Non-		Non-		Non-		Non-
	Redeemable	Redeemable	Redeemable	Redeemable	Redeemable	Redeemable	Redeemable	Redeemable
	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss including accretion of temporary equity	$(125,035)	(37,712)	$(89,838)	(27,096)	$(282,971)	(85,348)	$(5,837,379)	(2,575,158)
Accretion of temporary equity to redemption value	155,549	—	—	—	155,549	—	8,201,970	—
Allocation of net income (loss)	$30,514	$(37,712)	$(89,838)	$(27,096)	$(127,422)	$(85,348)	$2,364,591	$(2,575,158)

Denominator:
Weighted-average shares outstanding	5,417,193	1,633,891	5,417,193	1,633,891	5,417,193	1,633,891	3,349,325	1,477,554
Basic and diluted net income (loss) per share	$0.01	$(0.02)	$(0.02)	$(0.02)	$(0.02)	$(0.05)	$0.71	$(1.74)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities approximate the carrying amounts represented in the accompanying condensed consolidated balance sheets, primarily due to their short-term nature.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed consolidated financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2022 and December 31, 2021, the Company had a deferred tax asset of approximately $69,000 and $70,000, respectively, which is comprised of net operating losses and startup costs. A full valuation allowance has been recorded at each date.

ASC 740 -270-25-2 requires that an annual effective tax rate be determined and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5. The Company’s effective tax rate was 121.95% and 0.00% for the three months ended September 30, 2022 and 2021, respectively, and (24.12)% and 0.00% for the nine months ended September 30, 2022 and for the period March 2, 2021 (inception) through September 30, 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2022 and for the three months ended September 30, 2021 and for the period March 2, 2021 (inception) through September 30, 2021, due to the start-up costs and net operating loss carryover which are not currently deductible.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Administrative Support Agreement

The Company entered into an agreement, commencing on May 20, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. For the three and nine months ended September 30, 2022, the Company incurred and paid $30,000 and $90,000 in fees for these services, respectively, of which $10,000 is included in accrued expenses in the accompanying balance sheet. For the three months ended September 30, 2021 and for period from March 2, 2021 (inception) through September 30, 2021, the Company incurred and paid $30,000 and $50,000 for these services.

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

On June 15, 2022, the Company issued certain unsecured promissory note in the aggregate principal amount up to $100,000 to the Sponsor. Pursuant to such note, the Sponsor agreed to loan to the Company an aggregate amount up to $100,000 that may be drawn down from time to time and payable on the earlier of: (i) the date on which Company consummates an initial business combination with a target business, or (ii) the date the Company liquidates if a business combination is not consummated. The note does not bear interest. In the event that the Company does not consummate a business combination, such note will be repaid only from amounts remaining outside of the Company’s trust account, if any. In addition, the note may be converted at the closing of a business combination by the Company into private units of the Company identical to the public units issued in the Company’s initial public offering at a price of $10.00 per unit. The proceeds of the note will be used by the Company for working capital purposes. As of September 30, 2022 and December 31, 2021 there were $100,000 and no Working Capital Loans outstanding, respectively.

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

Note 7 — Stockholders’ Deficit

Common Stock

The Company is authorized to issue 30,000,000 shares of common stock with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 1,633,891 shares issued and outstanding, and after giving effect to the forfeiture of 83,202 shares to the Company by the Sponsor for no consideration since the underwriters’ 45-day over-allotment option was not exercised in full, so that the Initial Stockholders collectively own 20% of the Company’s issued and outstanding Common Stock after the Initial Public Offering.

Common stock subject to possible redemption

As of September 30, 2022 and December 31, 2021, there were 5,417,193 common shares subject to possible redemption are presented at redemption value of $10.03 per share as of September 30, 2022 and $10.00 per share as of December 31, 2021 as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed consolidated balance sheets (see Note 2).

Public Rights

Except in cases where the Company is not the surviving Company in a business combination, the holders of the rights will automatically receive 1/10 of a share of common stock upon consummation of the Company’s initial business combination. In the event the Company will not be the surviving company upon completion of the initial business combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the 1/10 of a share underlying each right upon consummation of the business combination. The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of the Delaware General Corporation Law. As of September 30, 2022 and December 31, 2021, no rights had been issued.

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

At September 30, 2022, assets held in the Trust Account were comprised of $54,438,427 in a mutual fund that is invested primarily in U.S. Treasury Securities. Through September 30, 2022, the Company withdrew $58,607 of the interest earned on the Trust Account to pay franchise and income taxes.

At December 31, 2021, assets held in the Trust Account were comprised of $54,174,163 in a mutual fund that is invested primarily in U.S. Treasury Securities. Through December 31, 2021, the Company did not withdraw any of the interest earned on the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021 indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

			Quoted
			Prices in
			Active	Significant Other	Significant Other
	September 30,	December 31,	Markets	Observable	Unobservable Inputs
	2022	2021	(Level 1)	Inputs (Level 2)	(Level 3)
Assets:
Marketable Securities held in Trust Account	$54,438,427	$—	$54,438,427	$—	$—
Marketable Securities held in Trust Account	$—	$54,174,163	$54,174,163	$—	$—

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed consolidated financial statements were issued. Based upon this review, except as disclosed below, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

Promissory Note

On October 3, 2022, the Company issued an unsecured promissory note in the aggregate principal amount up to $100,000 (the “Note”) to the Sponsor. Pursuant to the Note, the Sponsor agreed to loan to the Company an aggregate amount up to $100,000 that may be drawn down from time to time and payable on the earlier of: (i) the date on which Company consummates an initial business combination with a target business, or (ii) the date the Company liquidates if a business combination is not consummated. The Note does not bear interest. In the event that the Company does not consummate a business combination, the Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. In addition, at the written election of the Sponsor the principal amount due under the Note may be converted at the closing of a business combination into private units of the Company identical to the public units issued in the Company’s initial public offering at a price of $10.00 per unit.

The proceeds of the Note will be used by the Company for working capital purposes.

The Amendment No. 2 to the Merger Agreement

On October 17, 2022, the Company, the Target and the Target’s Shareholders Representative entered into a further amendment to the Agreement and Plan of Merger (the “Amendment No. 2”) that expressly amended and modified the Merger Agreement. Specifically, the Amendment No. 2 extended the Outside Date for the closing of the Business Combination from October 5, 2022 to February 20, 2023. In the event that the Business Combination shall not be consummated prior to February 20, 2023, then either the Company or the Target’s Shareholders Representative may terminate the Merger Agreement, provided that such terminating party, the Company, on the one hand, or the Target or the Target’s Shareholders Representative, on the other hand, has not otherwise failed to materially perform its obligations under the Merger Agreement. If the parties do not terminate the Merger Agreement within five business days of the Outside Date, then the Target shall be responsible to pay all costs and expenses incurred in connection with the Company’s obtaining any and all extensions to the deadline in which the Company is required to complete the Business Combination.

Proxy Statement

On October 18, 2022, the Company filed a Definitive Proxy Statement seeking to obtain shareholder approval to amend its certificate of incorporation to extend the time period the Company has to consummate its Business Combination for 3-months from November 20, 2022 to February 20, 2023. On November 7, 2022, the Company filed an Amendment to its Definitive Proxy Statement to (1) postpone the Special Meeting from November 9, 2022 to November 17, 2022; (2) increase the amount placed into the Trust Account from $150,000 to $250,000 in connection with the proposal to amend the Company’s amended and restated certificate of incorporation, to extend the date by which the Company has to consummate a business combination from November 20, 2022 to February 20, 2023 and (3) add a new proposal to amend the Investment Management Trust Agreement, dated May 17, 2021 (the “Trust Agreement”), by and between the Company and Continental Stock Transfer & Trust Company to provide that the time for the Company to complete its Business Combination under the Trust Agreement shall be extended for a period of 3 months from November 20, 2022 to February 20, 2023 and to be further extended to the extent the Company’s Amended and Restated Certificate of Incorporation is amended to extend the the time for the Company to complete its Business Combination.

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

The Amendments to the Merger Agreement

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

On October 17, 2022, MCAE, Etao and the Etao Shareholders’ Representative entered into a further amendment to the Agreement and Plan of Merger (the “Amendment No. 2”) that expressly amended and modified the Merger Agreement. Specifically, the Amendment No. 2 extended the Outside Date for the closing of the Business Combination from October 5, 2022 to February 20, 2023. In the event that the Business Combination shall not be consummated prior to February 20, 2023, then either MCAE or the Etao Shareholders’ Representative may terminate the Merger Agreement, provided that such terminating party, MCAE, on the one hand, or Etao or the Etao Shareholders’ Representative, on the other hand, has not otherwise failed to materially perform its obligations under the Merger Agreement. If the parties do not terminate the Merger Agreement within five business days of the Outside Date, then Etao shall be responsible to pay all costs and expenses incurred in connection with MCAE’s obtaining any and all extensions to the deadline in which MCAE is required to complete the Business Combination.

The foregoing summary of Amendment No.2 does not purport to be complete and is qualified in its entirety by reference to the actual Amendment No.2, a copy of which was filed as Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on October 19, 2022 and incorporated by reference herein.

On October 18, 2022, the Company filed a Definitive Proxy Statement seeking to obtain shareholder approval to amend its certificate of incorporation to extend the time period the Company has to consummate its Business Combination for 3-months from November 20, 2022 to February 20, 2023. On November 7, 2022, the Company filed an Amendment to its Definitive Proxy Statement to (1) postpone the Special Meeting from November 9, 2022 to November 17, 2022; (2) increase the amount placed into the Trust Account from $150,000 to $250,000 in connection with the proposal to amend the Company’s amended and restated certificate of incorporation, to extend the date by which the Company has to consummate a business combination from November 20, 2022 to February 20, 2023 and (3) add a new proposal to amend the Investment Management Trust Agreement, dated May 17, 2021 (the “Trust Agreement”), by and between the Company and Continental Stock Transfer & Trust Company to provide that the time for the Company to complete its Business Combination under the Trust Agreement shall be extended for a period of 3 months from November 20, 2022 to February 20, 2023 and to be further extended to the extent the Company’s Amended and Restated Certificate of Incorporation is amended to extend the the time for the Company to complete its Business Combination.

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

Results of Operations

As of September 30, 2022, the Company had not commenced any operations. All activity through September 30, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

For the three months ended September 30, 2022, we had a net loss of $7,198, which consists of general and administrative expenses of $211,469 and a provision for income taxes of $39,995, offset by interest income on marketable securities held in the Trust Account of $244,266.

For the nine months ended September 30, 2022, we had a net loss of $212,770, which consists of general and administrative expenses of $494,293 and a provision for income taxes of $41,348, offset by interest income on marketable securities held in the Trust Account of $322,871.

For the three months ended September 30, 2021, we had a net loss of $116,934, which consisted of operating costs of $117,631, offset by interest income on marketable securities held in the Trust Account of $697.

For the period March 2, 2021 (inception) through September 30, 2021, we had a net loss of $210,567, which consisted of operating costs of $211,655, offset by interest income on marketable securities held in the Trust Account of $1,088.

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

For the nine months ended September 30, 2022, cash used in operating activities was $499,752. Net loss of $212,770 was affected by interest earned on marketable securities held in the Trust Account of $322,871 and changes in operating assets and liabilities, which provided $35,889 of cash from operating activities.

For the period March 2, 2021 (inception) through September 30, 2021, cash used in operating activities was $222,099. Net loss of $210,567 was affected by interest earned on marketable securities held in the Trust Account of $1,088 and changes in operating assets and liabilities, which used $10,444 of cash from operating activities.

At September 30, 2022, we had investments held in the Trust Account of $54,438,427. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. Interest earned on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2022, we have withdrawn an amount of $58,607 to pay franchise and income taxes on interest earned from the Trust Account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2022, we had cash of $284. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

On June 15, 2022, the Company issued an unsecured promissory note in the aggregate principal amount up to $100,000 (the “Note”) to the Sponsor. Pursuant to the Note, the Sponsor agreed to loan to the Company an aggregate amount up to $100,000 that may be drawn down from time to time and payable on the earlier of: (i) the date on which Company consummates an initial business combination with a target business, or (ii) the date the Company liquidates if a business combination is not consummated. The Note does not bear interest. In the event that the Company does not consummate a business combination, the Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. In addition, the Note may be converted at the closing of a business combination by the Company into private units of the Company identical to the public units issued in the Company’s initial public offering at a price of $10.00 per unit. As of September 30, 2022 and December 31, 2021 there were $100,000 and no Working Capital Loans outstanding, respectively.

On October 3, 2022, the Company issued an unsecured promissory note in the aggregate principal amount up to $100,000 (the “Note”) to the Sponsor. Pursuant to the Note, the Sponsor agreed to loan to the Company an aggregate amount up to $100,000 that may be drawn down from time to time and payable on the earlier of: (i) the date on which Company consummates an initial business combination with a target business, or (ii) the date the Company liquidates if a business combination is not consummated. The Note does not bear interest. In the event that the Company does not consummate a business combination, the Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. In addition, at the written election of the Sponsor the principal amount due under the Note may be converted at the closing of a business combination into private units of the Company identical to the public units issued in the Company’s initial public offering at a price of $10.00 per unit.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities

The underwriters are entitled to a deferred fee of up to $0.35 per Unit, or $1,896,018 based upon the partial exercise of the over-allotment option

The Company engaged BHTIC to act as its M&A Advisor to conduct local due diligence for the Company on ETAO by entering into the M&A Advisory Agreement on May 11, 2022. Pursuant to the M&A Advisory Agreement, as amended on June 14, 2022, the Company shall make a payment to BHTIC of an aggregate M&A Fee equivalent to 3% of the pre-money equity value of ETAO in shares of the post-transaction combined company to be issued upon closing of the Transaction at $10 per share

JOBS Act

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

Net Income (Loss) per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net income (loss) less any dividends paid. We then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2022, we were not subject to any market or interest rate risk. The net proceeds held in the Trust Account have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less, or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended September 30, 2022.

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
2.1

Amendment No.2 to the Agreement and Plan of Merger, dated October 17, 2022 by and between Mountain Crest Acquisition Corp. III, ETAO International Group, and Wensheng Liu, in his capacity as Etao Shareholders’ Representative (incorporated by reference to Exhibit 2.1 to Form 8-K, filed by MCAE on October 19, 2022)

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

*Filed herewith.

**Furnished.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOUNTAIN CREST ACQUISITION CORP. III

Date:	November 14, 2022	By:	/s/ Suying Liu
		Name:	Suying Liu
		Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial and Accounting Officer)